Form 10-K
period 2000-01-31
T/R SYSTEMS INC
filed 2000-04-12
CIK 1095594

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED JANUARY 31, 2000, OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-29045

                               T/R SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-1958870
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             1300 OAKBROOK DRIVE                                   30093
              NORCROSS, GEORGIA                                  (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (770) 448-9008

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)
                            ------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of the registrant's common stock on April 7, 2000 of $21.50 per share) was about $252.7 million. As of April 7, 2000, 11,753,451 shares of common stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE REGISTRANT'S FISCAL YEAR ENDED JANUARY 31, 2000, ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1     Business....................................................     1
Item 2     Properties..................................................    16
Item 3     Legal Proceedings...........................................    16
Item 4     Submission of Matters to a Vote of Security Holders.........    16
                                   PART II
Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    17
Item 6     Selected Financial Data.....................................    19
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of   Operations.................................    20
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................    25
Item 8     Financial Statements and Supplementary Data.................    25
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial   Disclosure..................................    26
                                  PART III
Item 10    Directors and Executive Officers of the Registrant..........    26
Item 11    Executive Compensation......................................    26
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................    26
Item 13    Certain Relationships and Related Transactions..............    26
                                   PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    26

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     T/R Systems designs, develops and markets digital document processing and printing systems, consisting of proprietary software and hardware, for the print-on-demand market. Our highly functional product, the MicroPress Cluster Printing System, manages multiple digital print devices provided by us or by third parties as an integrated printing system. This system allows our customers to flexibly and economically print desired quantities with minimum lead time. Key MicroPress features include consistent color quality across multiple print devices as well as the capability to simultaneously support color, black and white and wide-format digital printing devices and scanned digital input.

     We are a leading provider of digital document processing and printing systems in the mid-range print-on-demand market. We define the mid-range print-on-demand market as users with monthly print volumes of 100,000 to 1,000,000 black and white pages or 10,000 to 100,000 color pages. We initially focused our sales and marketing efforts on organizations that provide printing and copying services, and have expanded our focus to include service bureaus, in-house print shops and corporate customers.

RECENT DEVELOPMENT

     In February 2000, we announced the MicroPress WG server as an addition to our existing product line. The MicroPress WG, along with the MicroPress DP, our existing server, will help us meet the needs of a broader spectrum of end users in the mid-range of the print-on-demand market. A MicroPress WG system will be a workgroup-oriented system for organizations seeking an entry-level print-on-demand solution. The MicroPress WG is designed to meet the needs of organizations that require less throughput and functionality than that provided by the MicroPress DP, at a lower cost.

     The MicroPress WG will use industry-standard, open-architecture technologies similar to the MicroPress DP, including Microsoft Windows NT(R) server software, the latest Intel(R) Pentium(R) microprocessor and Harlequin's ScriptWorks(R). Additionally, much of the software functionality available with the MicroPress DP will be available as add-ons to the MicroPress WG, including the ability to create booklets, edit and clean images and apply page numbers.

     We expect to begin shipping the MicroPress WG in the second quarter of fiscal 2001. The MicroPress WG will be sold through our existing network of independent dealers and will be offered to our OEM partners for distribution through their sales channels.

     Since we have not yet begun shipping the MicroPress WG, all references to the MicroPress in this annual report on Form 10-K are references to the MicroPress DP unless otherwise indicated.

INDUSTRY BACKGROUND

     The emergence of digital printing technologies is driving significant changes in all sectors of the printing and publishing industry. Increasingly, traditional printers, printing presses and copiers are being integrated with computer, networking and data processing technologies. Among the sectors that have experienced the most significant changes is the rapidly growing print-on-demand market in which key customer requirements include the ability to store, retrieve, manage and print documents quickly and in desired quantities. CAP Ventures, Inc., a consulting and research firm focused on the print-on-demand market, estimates that the U.S. market for print-on-demand equipment, supplies and services was approximately $6.1 billion in 1999 and that it will grow to approximately $11.8 billion in 2003. The print-on-demand market is characterized by a large number of printing providers. CAP Ventures estimates that, at December 1998, the market in the United

States consisted of approximately 66,000 commercial printers and corporate print shops and approximately 64,000 secondary market establishments, including advertising agencies and commercial graphic art firms.

     Typical users of print-on-demand solutions require systems that allow them to produce a wide variety of print outputs, including books, manuals, newsletters and direct marketing materials. Examples of print-on-demand users include:

     - print-for-pay organizations -- quick printers, printing service bureaus, commercial printers and offset printers that provide printing and/or copying services for outside entities;

     - educational institutions -- primary, secondary and higher education institutions including community colleges and universities;

     - government entities -- local, city, state and federal agencies as well as public utilities;

     - corporate entities -- in-house print shops and marketing, finance and training departments;

     - facilities management -- service providers that manage print operations for other entities; and

     - book publishers -- organizations that provide publishing services, including on-demand book publishing.

     Historically, the print-on-demand market relied on costly stand-alone, monochrome devices based on analog technology and dedicated to a single print, copy or scan function. Since the advent of desktop publishing in the mid-1980s, the printing industry continues to undergo a widespread transition from analog systems and processes to digital technologies. With the proliferation of personal computers, desktop publishing software, digital photography and network computing, documents are increasingly managed in digital formats. Faster processor speeds, expanded system memory and increased storage capacity have combined with advanced software packages to enable complex image processing, color graphics manipulation and the layout, design and production of digital documents. Additionally, desktop publishing and general word processing software allow text, line art and graphics to be digitally integrated in a single software application. These new digital technologies have improved control over the document creation process and have enabled documents to be produced more quickly without the assistance of special trade shops and other outside services. In addition, the new capabilities offered by digital tools and processes have contributed to increased customer demand for improved products and services, including the ability to reliably produce high quality color documents more quickly and easily, and the ability to produce smaller quantities economically.

     The trend toward advanced digital printing technologies has resulted in new generations of printers and printing systems. Traditionally, users of print-on-demand systems have had to choose between two options when selecting digital printing systems. At the low end are desktop oriented workgroup printers that may be attached to a network or operate as stand-alone devices, and typically cost between $3,000 and $15,000. While these devices are relatively inexpensive, they are often characterized by relatively limited performance and functionality and do not incorporate digital document management capabilities. At the high end are high-performance, expensive systems that typically cost $250,000 or more. Though these systems offer more complete document finishing and heavy media-handling capabilities, they require large monthly printing volumes, often in excess of 1,000,000 black and white pages per month to justify the high cost of acquisition and the significant ongoing maintenance costs.

     These traditional solutions fail to adequately address the needs of the mid-range segment of the print-on-demand market. The low-end products do not provide the functionality or flexibility needed to meet the diverse and dynamic requirements of end users. The high-end systems require large capital outlays that make the traditional systems too expensive for many smaller end users. These smaller end users are unable to afford the functionality and performance that their clients increasingly demand. A large gap exists between the low-end and high-end offerings where limited viable solutions exist. For this reason, end users in the mid-range segment must make difficult trade-offs among performance, functionality and price. Even at the high-end, many existing solutions offer limited performance, including low data transfer speeds for large color graphics and lengthy print and work flow time requirements from document creation to output. Additionally, both low-end and high-end solutions often fail to offer the reliability required for mission-critical print jobs or the flexibility to provide cost-effective printing in both black and white and color.

T/R SYSTEMS' SOLUTION

     T/R Systems addresses the needs of the mid-range print-on-demand market by providing a cost-effective, high speed digital document production system capable of producing complex, short-run, color and black and white text and images. The core of our solution is the MicroPress, a server-based software and hardware system built on industry-standard open-architecture technologies. Our solution offers the following primary benefits:

     Highly Functional. The MicroPress' proprietary cluster printing architecture provides a wide range of production printing capabilities and performance levels for digital document processing and printing. By enabling as many as twelve print devices to be managed by a single server, the MicroPress can distribute a document among multiple printers and print at speeds several times faster than a single device could produce independently, regardless of page complexity or variability. For example, a system with twelve 70 page per minute print devices can sustain document printing speeds of up to 840 black and white pages per minute, compared to 70 pages per minute for a single printer. Our calibration utilities ensure that all print devices within the system will print with consistent color quality. Additionally, we offer document management features generally not available even on high-end systems, including Internet-based job submission and ticketing, document archiving, variable data printing, document merging, electronic collation and imposition.

     Cost-Effective. The MicroPress offers an economical solution for mid-range users. Our proprietary cluster printing architecture allows the MicroPress to offer features that are typically available only in high-end solutions at prices that are significantly lower than those of high-end offerings.

     Scalable and Configurable. The MicroPress is scalable and configurable, permitting users to add color, black and white and wide format printers to meet their changing needs. Up to twelve print devices can be supported on a single MicroPress ClusterServer, which is the server that runs our printing systems. Additionally, our use of industry-standard open-architecture technologies allows existing users to upgrade their systems without having to replace existing equipment and losing the value of their original investment.

     Integrated Mixed-Mode Capability. The MicroPress supports the production of documents that are color, black and white, wide format or a combination of all three with a single system.

     Flexible and Reliable. The MicroPress allows users to print a large job across multiple attached print devices as well as run multiple jobs simultaneously on different devices. The MicroPress supports mission-critical printing applications by recognizing available resources and automatically rerouting print jobs if any of the print devices become inoperable.

     Easy to Use. Our software applications are designed to increase the ease of managing documents and work flow. We designed the MicroPress to require minimal training. In addition, we provide user-friendly documentation, manuals and online help.

OUR STRATEGY

     T/R Systems' objective is to be the leading provider of digital document processing and printing systems for the mid-range segment of the print-on-demand market. To achieve this objective, our strategy includes the following key elements:

     Maintain and Expand Our Leadership Position in the Print-on-Demand
Market. We believe that we have established a market leading position in the mid-range of the print-on-demand market. We will continue to leverage our sales and marketing and product development efforts throughout the print-on-demand segment, including other commercial printers, corporate print shops and secondary print establishments. We believe many end users in this segment are seeking digital document production solutions that have the low cost and high performance characteristics of the MicroPress.

     Expand Distribution. We pursue a dual distribution strategy. As of January 31, 2000, we distributed our products in North America and internationally through a network of independent dealers and through our original equipment manufacturer relationships, referred to as OEM relationships, with Minolta Co., Ltd. and Hitachi Koki Imaging Solutions. As of January 31, 2000, our products were distributed through 64 independent domestic and international dealers as well as through the distribution channels of Minolta and Hitachi. Minolta currently sells our products in North America, Europe, Australia and South Africa. Hitachi currently sells our products in North and South America and in Europe. In the first quarter of fiscal 2001, we began shipping systems to Ricoh Corporation. Our current agreement with Ricoh provides that Ricoh will sell our products in North America. We believe there are a number of cities both inside and outside the United States that are not yet adequately represented by a dealer or that can sustain more than one dealer. As a result, we are currently seeking to recruit new, high-quality dealers. In addition, we intend to further build our distribution channels by continuing to develop OEM distribution relationships with manufacturers of digital printers and copiers. In addition to our relationships with Minolta, Hitachi and Ricoh, we have established OEM agreements with Toshiba America Business Solutions, Inc. and Mita Industrial Co., Ltd. of Japan and are actively pursuing additional OEM customers.

     Develop New Applications and Features. The MicroPress currently supports devices from Mita, Minolta, Hitachi, Ricoh and Hewlett-Packard, as well as print devices purchased from third parties and resold under our private label. We intend to continue to develop multi-device management solutions for print-on-demand applications through additional investment in research and development. We have recently introduced new features that optimize the ability of customers to use the Internet in their day-to-day printing operations and expanded service offerings to increase customer loyalty. Through upgrades, which historically have occurred about twice a year, we continually enhance the software capabilities of the MicroPress to provide customers with market leading features. We believe that we have achieved technology leadership in the mid-range print-on-demand market and that continued innovation will be important for us to maintain a leadership role and to meet increasingly complex customer demands.

     Expand Internet Functionality. We intend to add additional Internet capabilities to the MicroPress through our upgrades. The MicroPress currently offers full electronic job submission and ticketing over the Internet and a proofing mechanism that allows electronic delivery of processed images. A recently added product feature allows MicroPress users to interactively manage the MicroPress and its associated work flow functionality from any browser at any location. This feature gives multiple remote users the ability to simultaneously modify different print jobs using a browser with Internet access.

     Focus on Core Technologies and Build on Industry-Standard Open-Architecture Technologies. We expect, on an ongoing basis, to use industry-standard technologies such as Microsoft Windows NT(R) server software, the latest Intel(R) Pentium(R) microprocessors and Harlequin's ScriptWorks(R). We believe that utilizing standards-based open systems enables us to bring new product features to market more quickly and to permit functionality with a wide variety of computer networks, devices and complementary software. In addition, this approach allows us to quickly upgrade to next generation computer hardware and software systems, allowing us to focus on developing the core technologies that differentiate our products.

     Further Develop International Sales. In fiscal 2000, T/R Systems generated 21.6% of its revenue from shipments to customers outside the United States. While we have historically focused most of our sales efforts on customers inside the United States, we are presently expanding our dealer network and adding sales personnel outside the United States to pursue international opportunities. In addition, we believe relationships with OEMs will enhance international sales through the OEMs' established global distribution infrastructures.

PRODUCTS

     T/R Systems' primary product line is the MicroPress Cluster Printing System. The MicroPress combines T/R Systems' proprietary software and hardware with industry-standard third-party software and hardware resold by T/R Systems to provide a complete digital document printing and processing system. The software offered with the MicroPress consists of standard software modules, an extensive family of software add-ons called PowerPacks, and software utilities. The base hardware offered with the MicroPress consists of the

ClusterServer and print devices sold by us or PrintLinks that connect to third-party print devices. The list prices of our typical systems generally range from about $50,000 to $150,000, depending on system configuration.

SOFTWARE

     There are three standard software modules included in the ClusterServer used to provide functionality for the MicroPress:

     - MicroSpool. MicroSpool is the product name for our open prepress interface spooler, referred to as an OPI spooler, that streamlines the document production workflow by shifting the burden of printing and image management tasks from individual workstations to a central server. The MicroSpool supports both Macintosh(R) and PC platforms, thus eliminating the need for special workstation software.

     - MicroPress RIP. A RIP, or raster image processor, is the software that translates the instructions for page printing into the actual pattern of dots needed by the printer to display the page. The MicroPress RIP is a fast, versatile and powerful application that translates a document described using either PostScript(R) or page description format, referred to as PDF, languages and produces output on any number of devices, including printers, computer screens or files on disk. The MicroPress RIP combines Harlequin(R) RIP software with plug-ins developed by T/R Systems.

     - MicroPress PrintStation Manager. MicroPress PrintStation Manager is the product name for our software application that manages most of the document processing on the MicroPress. Through this application, users can establish print queues that help organize printing workflow into a manageable process. Additionally, the PrintStation Manager provides the functionality of a virtual printer that enables multiple print devices to process documents as a single high-speed device. The PrintStation Manager also provides easy access to and control of the value-added software options offered by T/R Systems.

================================================================================

     The following table summarizes the base software functionality available with the MicroPress:

-------------------------------------------------------------------------------
          INPUT               DOCUMENT MANAGEMENT          OUTPUT/STORAGE
-------------------------------------------------------------------------------
 - publish network-        - allow for remote job     - print to a combination
   accessible print          management through the     of connected print
   clusters and queues       Internet                   devices
 - accept and RIP          - preview post-RIP         - automatically or
   PostScript(R)-compatible  documents                  manually archive
   document files                                       documents
                           - modify pages for
                             continuous               - move documents from one
 - create page thumbnails    top-to-bottom layout       print queue to another
   of various sizes                                     print queue
                           - manipulate the order of
 - create mirror or          pages within a document  - store documents in
   reversed images of a                                 network accessible or
   document                - automatically print        removable storage
                             documents in duplex        devices
 - batch RIP documents       format
   during off-peak                                    - convert MicroPress
   printing times          - insert and delete pages    formatted documents
                             from post-RIP documents    into PDF
 - match document color
   quality to industry     - receive job status       - connect to third-party
   standard profiles          notification through      billing or
                              pager or e-mail           authentication systems
 - compress color
   documents up to 25      - adjust image brightness
   times for storage         and contrast levels
                           - merge multiple
                             documents created by
                             separate applications
                           - modify page or print
                             layout for optimum
                             performance, including
                             converting documents
                             into booklets
                           - apply discreet numbers
                             to pages based on the
                             user's direction
                           - apply variable data
                             elements to form
                             documents
                           - apply page- or
                             job-specific annotations
                             to a document for
                             searching
-------------------------------------------------------------------------------

     In addition to the three standard modules, we offer the following software options to increase functionality:

-----------------------------------------------------------------------------------------
          SOFTWARE                                      FUNCTION
-----------------------------------------------------------------------------------------
 PowerPacks:
   Color Control PowerPack      - ensures consistent and accurate color document output
   Imaging PowerPack            - provides advanced post-RIP document manipulation
   e-Ticket PowerPack           - allows users to streamline the production process
                                  through Internet job submission
   Workflow Automation          - enables users to automate complex, repetitive document
      PowerPack                   production tasks
   Document PowerPack           - provides post-RIP document manipulation (for upgrades
                                  to previous MicroPress versions only)
-----------------------------------------------------------------------------------------
 Utilities:
   OpenPrinter Connection       - provides connection to networked printers
   MicroPress RIP for PCL 5     - allows processing and preparation of black and white
                                  printer control language, referred to as PCL, files
   TurboCharger                 - allows a job to be distributed to multiple MicroPress
                                  RIPs on multiple servers for processing
-----------------------------------------------------------------------------------------

PowerPacks

     PowerPacks are document management and manipulation software add-ons which can be installed with the MicroPress to optimize performance. The specific PowerPacks offered are:

     - Color Control PowerPack. This PowerPack ensures consistent color quality. This option is required in configurations using color print devices.

     - Imaging PowerPack. This PowerPack provides a family of advanced post-RIP document manipulation features that enable users to alter a document's page characteristics. These features include:

       -  image editing;

       - text optical character recognition, referred to as OCR, which allows users to save a document in any number of industry standard formats, including hypertext markup language, referred to as HTML, and Microsoft Word(R);

       - conversion of tagged image file format files, referred to as TIFF files, into the MicroPress post-RIP environment; and

       -  conversion of MicroPress post-RIP documents into TIFF files.

     - e-Ticket PowerPack. This PowerPack enables MicroPress end users to streamline the production process by receiving print jobs through the Internet, email or removable media. Using this option, print buyers submit jobs through a customized job ticket to a print provider using the MicroPress. The job ticket includes all the specifications of the job as well as all files for the job. This option allows the user to save a RIPed job with any enhancements made on the MicroPress in a compressed file format that can be easily sent back to a print buyer for on-screen proofing before the job is printed.

     - Workflow Automation PowerPack. This PowerPack enables users to create and run customized, document production scripts to fully automate complex and repetitive document production tasks. Scripts are created using industry-standard Microsoft Visual Basic(R) scripting.

     - Document PowerPack. This PowerPack provides post-RIP document manipulation capabilities for existing customers using a previous version of the MicroPress. All of the functionality available in this PowerPack is included in the document management functionality of the base software available with the current version of the MicroPress.

Utilities

     Our software utilities provide users advanced control over document input, output and storage. These utilities may be purchased individually with the initial sale or after installation has occurred. Specific utilities available include the following:

     - OpenPrinter Connection. This utility provides an easy way for customers to print to any 600 dots per inch black and white printer connected through a standard network infrastructure. This is designed for use by customers with investments in non-MicroPress supported print devices that need the power of the MicroPress.

     - MicroPress RIP for PCL 5. This utility allows the processing and preparation of black and white PCL, a PostScript(R) file format, files for printing on any MicroPress ClusterServer or SatellitePress ClusterServer. The MicroPress RIP for PCL 5 supports advanced batch or individual file processing.

     - TurboCharger. This powerful utility gives customers the ability to direct a single job to multiple servers equipped with a MicroPress RIP to simultaneously RIP distinct page ranges within the job and bring the job back together in the MicroPress post-RIP application-independent environment. This is designed for customers who need optimum RIP power, such as those who produce lengthy direct mail.

HARDWARE

     The following summarizes the server and other hardware available in various configurations of the MicroPress:

Servers

     - MicroPress ClusterServer. This is the core server for the MicroPress. It is equipped to receive, RIP, manipulate, print and store files using our proprietary standard software modules.

     - SatellitePress ClusterServer. This server is designed for environments requiring remote or distributed printing capabilities. It provides the same functionality as the MicroPress ClusterServer except that it does not have RIP capability. The SatellitePress ClusterServer is equipped to receive, print and store all files already RIPed by a full MicroPress ClusterServer or MultiRIP server. It can be upgraded to a full MicroPress ClusterServer by adding MultiRIP software.

     - MultiRIP Server. This server provides additional RIP capacity to supplement a ClusterServer. The MultiRIP Server has the same computing architecture and growth capabilities of a ClusterServer but is only equipped to RIP files.

     - MicroScan Server. This server has the same computing architecture and growth capabilities of a ClusterServer but functions as a dedicated scan server and is equipped to take the burden of scanning off a busy ClusterServer.

Other Hardware

     - PrintLinks. PrintLinks enable the MicroPress ClusterServer to interface with supported digital printers and printer/copiers manufactured by third parties. Our PrintLinks currently connect to the Minolta CF900, Minolta CF910, Minolta CF911PE, Minolta Di520, Minolta Di620,
        Minolta Di620PE, Mita Ci7500 and Mita Ci7600.

     - PrintStations. We offer T/R Systems branded printers, known as PrintStations, that can connect directly to the MicroPress ClusterServer. PrintStations are high quality, durable devices that are ideal for cluster printing environments. T/R Systems currently sells two 600 dots per inch black and white PrintStations. The PrintStation 040 can print up to 40 pages per minute using a bulk toner system. The PrintStation 024 can print up to 24 pages per minute utilizing a cartridge toner system.

     - MicroScanner. The MicroScanner is a high-speed document scanner capable of scanning up to 40 one-sided pages or 20 two-sided pages per minute. The MicroScanner includes software that allows direct scanning and printing of documents on a MicroPress or SatellitePress ClusterServer.

MANUFACTURING

     We outsource the manufacturing of most of the hardware components of our products. These components include the circuit boards incorporated in our products, PrintLinks and all of our customized servers, including the MicroPress DP server and the MicroPress WG server. We then integrate hardware components with our internally developed software to create the various configurations of the MicroPress. We also purchase complete printing devices and scanners from third-party manufacturers that we resell under our brand as part of our systems. Before we ship products to customers, we test both the hardware and software to assure successful integration.

SALES AND MARKETING

     In fiscal 2000, we distributed our products in North America and internationally through a network of independent dealers and through our distribution relationships with Minolta and Hitachi. We maintain a sales force consisting of regional managers whose principal duties are to recruit high quality dealers in their territories and to facilitate and help close sales through those dealers and through our OEMs' channels of dealers. As of January 31, 2000, we had twelve regional managers throughout the United States, one in Canada, one in the United Kingdom and one in Germany.

     Dealers sell our products to end users and service our products in a local geographical area. In the United States, these dealers typically are:

     -  office products, computer and peripheral resellers;

     -  copier or graphic arts dealers; or

     - independent service organizations providing customized software and hardware solutions and specializing in providing services that cannot be obtained through product manufacturers.

     We actively seek to enter into and continue to expand OEM relationships with established printer and copier manufacturers. We currently have relationships with Minolta, Hitachi, Ricoh, Toshiba and Mita. In February 1999, we began shipping systems under an OEM agreement with Minolta. Minolta resells the MicroPress worldwide through independent Minolta dealers as well as through dealerships owned by Minolta. In April 1999, we executed a development and distribution agreement with Hitachi. Currently, Hitachi resells the MicroPress through independent Hitachi dealers and distributors in North and South America and in Europe. We began shipping systems to Hitachi under this agreement in November 1999. We signed a development and distribution agreement with Ricoh in November 1999 and began shipping systems to Ricoh in the first quarter of fiscal 2001. Our current agreement with Ricoh provides that Ricoh will sell our products in North America. We recently signed an agreement with Toshiba to develop connectivity of some of Toshiba's print devices to our MicroPress. This agreement will permit Toshiba to resell the MicroPress connected to its print devices through its dealer network in North and South America. T/R Systems signed an OEM agreement with Mita in September 1997, allowing Mita to resell the MicroPress in Japan. Mita discontinued orders of our systems in June 1998 and subsequently entered into reorganization proceedings. Since then, our shipments to Mita have been negligible. We are also actively seeking to enter into distribution agreements with other major print device manufacturers to access their dealer networks both within the United States and internationally.

     During fiscal 2000, Minolta accounted for 34.9% and Hitachi accounted for 11.5% of our revenue. Mita accounted for 14.1% of our revenue during fiscal 1999 and 19.0% of our revenue during fiscal 1998. No other customer accounted for more than 10% of our revenue during any of those fiscal years.

     Sales to international customers represented 42.3% of revenue in fiscal 2000, 33.7% of revenue in fiscal 1999 and 33.6% of revenue in fiscal 1998. Included in sales to international customers in fiscal 2000 and fiscal 1999 were sales to a Japanese customer which were shipped to that customer's United States subsidiary for resale in the United States. Adjusting for these domestically shipped sales, sales shipped internationally were 21.6% of revenue in fiscal 2000 and 30.7% of revenue in fiscal 1999. Sales to international customers in any region did not exceed 10% of revenue in any of the last three fiscal years, except that sales to Japanese customers represented 37.0% of revenue in fiscal 2000, 24.4% of revenue in fiscal 1999 and 22.7% of revenue in fiscal 1998. For additional information on our geographic segments, see note 11 to our financial statements included elsewhere in this report.

     As of January 31, 2000, we had a backlog of firm orders totaling $326,000. These orders were filled in the first quarter of fiscal 2001. No such backlog existed at January 31, 1999.

     As of January 31, 2000, T/R Systems maintained a marketing organization consisting of eight people responsible for market research, branding, advertising, public relations, events, strategic alliances, lead management and dealer communications. We rely upon industry specific research and customer interaction to assist in marketing planning. We create market awareness through advertising, public relations and trade shows. In May 1999, we began to offer a cooperative marketing program to independent dealers to create additional market awareness. We believe that our strategic alliances, including OEM relationships, also enhance market awareness. In addition, we intend to continue expanding market awareness of our products through consistent promotion of our T/R Systems, MicroPress and Cluster Printing System brands in marketing events, advertising and public relations activities. We have a telemarketing operation that generates qualified leads for our dealers. Additionally, to improve dealer effectiveness and loyalty, we conduct dealer training and other support activities.

CUSTOMER SERVICE

     We believe that providing quality customer support to end users, dealers and OEM customers is critical to customer satisfaction. Dealers are considered the primary support contact for end users, with T/R Systems performing secondary support. We market a three-year service plan which entitles end users to call our customer support organization for assistance. We also sell training for MicroPress users at our offices and at a user's location.

RESEARCH AND DEVELOPMENT

     T/R Systems has devoted a significant amount of resources to research and development. At January 31, 2000, over one-third of our employees were employed in research and development. Research and development expenses were $3.5 million for fiscal 2000, $3.2 million for fiscal 1999 and $2.2 million for fiscal 1998.

     We believe the markets for our products are characterized by rapid change and that there are three factors critical to the success of our research and development efforts:

     - we must accelerate the rate of product line expansion in terms of device connectivity and system features;

     - we must continue to develop software applications and feature enhancements that leverage performance gains realized through the release of new generations of software and hardware; and

     -  we must attract and retain qualified technical professionals.

INTELLECTUAL PROPERTY

     To be successful, we depend, in part, on proprietary technology in our products. We rely on a combination of patent, copyright, trade secret and trademark laws, nondisclosure and other contractual restrictions to protect our proprietary rights. Trade secret and copyright laws provide only limited protection of our software, documentation and other written materials. We hold 12 United States patents related to cluster printing and print engines and have filed for additional patents. We have also taken the following measures to protect our intellectual property and proprietary rights:

     - we enter into confidentiality and nondisclosure agreements with our employees, consultants and OEMs;

     - we limit access to, and distribution of, our software and other proprietary information; and

     - we employ hardware security devices and unique key codes to limit unauthorized use of our software.

     Despite the efforts we take to protect our intellectual property, we cannot assure you that we will be able to protect it, and any failure to do so could harm our business.

COMPETITION

     The MicroPress competes with a variety of other digital document production systems. Competition in the print-on-demand market is based primarily on product performance and price as well as customer service. Some of our competitors, such as Xerox Corporation, are substantially larger, with greater financial, technical, marketing and other resources, more established sales channels, greater name recognition and broader product lines than we have. Our present or future competitors could introduce products with the same or greater capabilities than ours. Further, these competitors have much greater financial resources than we do that could enable them to price competing products at prices less than we charge.

     We categorize our competitors into the following four groups:

     - the first group includes manufacturers such as Xerox, which currently offer digital copiers that operate as printers through the use of RIPs and controllers as well as host print computers;

     - the second group of competitors are the high-end electronic printing system vendors, which are currently selling systems primarily to commercial and large in-house printers;

     - third, there are RIP and controller board providers, whose products enable digital copiers to also function as printers. These companies typically operate as OEMs to major, international printing equipment companies; and

     - the final group includes companies that have products with similar features to our cluster printing system concept.

     We believe that none of our competitors are dominant in our market. Further, we do not believe that any of our competitors has a product that currently offers all of the capabilities of the MicroPress and is competitively priced. However, in the future, these or other competitors could develop similar or more advanced products than ours.

EMPLOYEES

     As of January 31, 2000, we had a total of 105 employees, substantially all of whom were full-time. Of our employees, 37 were in research and development and 45 were in sales and marketing and customer support, with the remaining 23 in operations, finance and administration. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Prior to fiscal 2000, We incurred net operating losses in each fiscal year since our inception in 1991. As a result, despite net income of $677,000 in fiscal 2000, we had an accumulated deficit of $10.2 million as of January 31, 2000. We may not be able to sustain our profitability in the future. We are making significant investments in research and development, sales and marketing and our operating infrastructure. We expect our spending in these areas will increase in the future. If we do not increase our revenue at an equal or greater rate than this spending, we will have operating losses. If our revenue does not grow sufficiently, we would need time to scale expenses back. If we are not able to react quickly enough to unanticipated decreases in revenue, we will not be able to maintain profitability.

OUR OPERATING RESULTS HAVE FLUCTUATED AND WE EXPECT THEM TO CONTINUE TO FLUCTUATE, SO YOU SHOULD NOT RELY ON HISTORICAL OPERATING RESULTS AS AN INDICATOR OF FUTURE PERFORMANCE

     Our operating results have fluctuated from quarter to quarter and year to year in the past and we expect them to continue to fluctuate in the future. As a result, you should not rely on our historical operating results as an indicator of future performance. For example, we reported operating income in the first quarter of fiscal 1999 followed by operating losses in the last three quarters of fiscal 1999, followed by operating income in all four quarters of fiscal 2000. We may experience further fluctuations in our operating results because of:

     -  competitive market conditions;

     - the general level of sales of printer/copiers which connect to our products;

     -  the cost and availability of components of our products; and

     - variations in the proportion of hardware and software in systems we sell.

WE HAVE BEEN PUBLIC ONLY A SHORT PERIOD OF TIME AND OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE

     We completed our initial public offering in January 2000. Since then, the market price of our common stock has been highly volatile and is subject to wide fluctuations. Additionally, in recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes unrelated to their operating performance. These market fluctuations may result in a material decline in the market price of our common stock. In addition to these market fluctuations there are many factors that are likely to cause the price of our common stock to fluctuate, including:

     -  fluctuations in our quarterly operating results;

     - failure of our quarterly operating results to meet the expectations of investors;

     - announcements of technological innovations, new products or significant agreements by us or our competitors;

     -  changes in stock market analysts' recommendations regarding us; and

     -  future sales of significant amounts of our common stock.

SINCE MANY OF OUR POTENTIAL END USERS ARE SMALL BUSINESSES, IF THEIR BUSINESSES FAIL OR THEY CANNOT OBTAIN THIRD-PARTY FINANCING, OUR SALES WILL DECLINE

     Many of our potential end-user customers are small businesses and run a greater risk of business failure than large businesses. If their businesses fail, we will lose potential sales and our revenue may decrease. Further, if these customers are unable to obtain acceptable third party financing, they may not purchase our products. Some of our competitors could use their significant financial resources to offer more attractive financing terms than the financing terms otherwise available to purchase our products. These factors could limit or reduce our customer base, causing our sales to suffer.

WE RELY ON SALES OF ONE PRODUCT LINE, AND WE WILL NOT HAVE AN ALTERNATE SOURCE OF REVENUE IF DEMAND FOR THIS PRODUCT LINE DECLINES

     We generate substantially all of our revenue from one product line, the MicroPress. If potential customers prefer competing products, we would lose a substantial amount of revenue. Additionally, this product line may not be profitable for other reasons, including pricing pressures or manufacturing difficulties. If this product line is not profitable, we will not be profitable.

WE RECENTLY ANNOUNCED A NEW PRODUCT WHICH MAY NOT BE COMMERCIALLY SUCCESSFUL

     In the first quarter of fiscal 2001, we announced the upcoming availability of our MicroPress WG, which is expected to meet the entry-level requirements of the mid-range segment of the print-on-demand market. The MicroPress WG is not yet commercially available, and we cannot assure you that, when available, the MicroPress WG will perform satisfactorily in full-scale commercial usage. We may still experience problems in the development and testing stages of the MicroPress WG, and our commercial launch of the product may be delayed. Even if we successfully launch the MicroPress WG, we cannot assure you that it will be commercially accepted. Any failure by us to launch or successfully market or sell the MicroPress WG may result in harm to our reputation, increased costs or lost sales. Further, the availability of the MicroPress WG may adversely impact sales of the MicroPress DP.

WE DERIVE A LARGE PERCENTAGE OF OUR REVENUE FROM A FEW OEM CUSTOMERS; A LOSS OF ANY OF THESE CUSTOMERS WOULD REDUCE OUR REVENUE AND OUR RESULTS OF OPERATIONS WOULD SUFFER

     Since fiscal 1998, our OEM customers have represented a significant portion of our revenues. In fiscal 2000, Minolta accounted for 34.9% of our revenue and Hitachi accounted for 11.5% of our revenue. If we lose one of our OEM customers or they decrease orders of our products, our revenue would decline and our results of operations would suffer. For example, in June 1998, Mita Industrial Co., Ltd. of Japan discontinued orders of our systems and subsequently entered into reorganization proceedings. An OEM customer could decrease its orders for our products if demand for its products declines. Alternatively, our OEM customers could choose to purchase a competitor's products, particularly if available in their region. Also, since the majority of our OEM revenue currently comes from Japanese companies, volatility in the economies of Asian countries could impact their businesses, which could result in decreased orders of our products.

WE RELY HEAVILY ON OUR DEALER NETWORK AND IF THEY DO NOT EFFECTIVELY MARKET OR SELL OUR PRODUCTS, WE WILL LOSE REVENUE

     The majority of our revenue has come from sales through our dealer network and we generally do not sell our products directly to end users. However, we do not control our dealers and cannot be certain that our dealers will continue to effectively market or sell our products. If they do not, our sales will suffer. In the future, if we do not add new dealers and increase business with our existing dealers, our business will not grow.

BECAUSE OUR PRODUCTS DEPEND ON SOFTWARE LICENSED TO US BY THIRD PARTIES, ANY LOSS OF THESE LICENSES WOULD RESULT IN INCREASED COSTS AND PRODUCTION DELAYS

     Our products depend on software licensed to us on a non-exclusive basis by third parties. If those parties fail to continue to license their software to us or to support this software, we would incur costs and experience delays of at least several months in integrating alternate software into our products. This would result in diversion of our research and development resources, delays in production and could result in lost revenue and harm to our reputation. In some instances, there are a limited number of suppliers of specialized software and we could have difficulty in obtaining an alternate supplier. This is true of Harlequin ScriptWorks(R), a PostScript(R) page description software for which there are extremely limited alternatives. In December 1999, a competitor of Harlequin's notified us that the competitor believed some of the Harlequin software licensed to us for use in color processing infringed that competitor's patents. Harlequin subsequently resolved the dispute with its competitor and our business suffered no disruption as a result of these claims. However, if the Harlequin software we license had been found to infringe on the competitor's patents, we could have been forced to seek an alternative color processing module, which could have harmed our sales to potential customers seeking color capabilities.

NEW RELEASES BY OUR SOFTWARE SUPPLIERS OR THE DEVELOPMENT OF SUPERIOR SOFTWARE BY THEIR COMPETITORS COULD RESULT IN DELAYS IN SHIPMENT OR LOSS OF REVENUE

     We may be required to expend significant time and resources to make our systems compatible with new releases by our software suppliers, which could result in product shipment and revenue recognition delays. In addition, if the competitors of our suppliers develop superior software, our products may not achieve market acceptance and we would lose revenue unless we obtain a license for the superior software. We may not be able to obtain new software licenses on commercially reasonable terms, or at all.

IF THIRD-PARTY SUPPLIERS OF EQUIPMENT FAIL TO DELIVER, WE COULD INCUR SIGNIFICANT COSTS AND DELAYS IN PRODUCT SHIPMENT

     We purchase hardware, such as print devices and scanners, from third-party manufacturers and resell them under our brand as part of our systems. In addition, we outsource the manufacturing of some of the hardware components of our products. If those third party manufacturers fail to deliver these products or components, we would have to find alternate suppliers, would incur significant development costs and could experience delays in product shipments. For example, our black and white print devices are purchased from a Japanese manufacturer. It would take a significant amount of time and effort to find an alternate black and white print device and develop the connectivity of that device to the MicroPress. Failure to find alternative suppliers of other components could affect our product availability and sales. Additionally, since we purchase many parts and components from manufacturers in Asia, instability in this region could impact the pricing or availability of these products.

OUR MARKET IS EXTREMELY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER MARKET PRESENCE AND RESOURCES THAN WE HAVE

     The market for our product is extremely competitive and we expect competition to increase. Many of our existing and potential competitors have longer operating histories, significantly greater resources and greater name recognition than we have. As a result, these competitors may have an advantage over us in gaining market acceptance, may respond more effectively to changes in the market and may be able to devote greater resources to the development, promotion, sale and support of their products. Increased competition could result in a loss of revenue as a result of loss of market share and significant price reductions, reducing our profits.

OUR INTERNATIONAL SALES ARE SUBJECT TO REGULATORY, POLITICAL AND CURRENCY EXCHANGE RATE RISKS WHICH COULD REDUCE OUR REVENUE

     Revenue from customers outside the United States represented 42.3% of our revenue in fiscal 2000. Our international sales could decrease if tariffs, duties or taxes increase the cost of our products in foreign countries. Our foreign product sales could be limited by the imposition of government controls or political and economic instability, resulting in lower revenues. We may also experience delays in receipt of revenue or increased difficulties in collecting accounts receivable.

     Additionally, our results of operations could be harmed by changes in currency exchange rates. Currently, all our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. This could result in a reduction in our sales in a particular country.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE FAIL TO DEVELOP AND MARKET NEW TECHNOLOGIES RAPIDLY, OUR RESULTS OF OPERATIONS WILL SUFFER

     Customers are demanding faster systems with more features and our competitors are developing new technologies to meet these demands. If we do not continually develop new technologies and improvements to our existing technologies we will not remain competitive and our sales and results of operations will suffer.

     The product life cycle is shortening as new technologies are brought to market, while development of new technologies requires an increasing amount of time and money. We may experience delays in product development due to technological constraints, which could result in lost sales. In addition, our cost to develop the technologies may be so great that we cannot make a profit selling products using these technologies. Finally, our competitors may develop technologies that make our technologies obsolete or less attractive to potential customers which would also harm our sales.

IF OUR PRODUCTS CONTAIN DEFECTS, OUR SALES COULD SUFFER AND WE COULD HAVE INCREASED COSTS WHICH WOULD HURT OUR RESULTS OF OPERATIONS

     Complex products like ours may contain defects or errors that can only be detected when the product is in use. Despite extensive testing of our products, we may release products into the market with undetected errors, which could result in:

     -  the loss or delay of revenue;

     -  loss of market share;

     -  diversion of research and development resources; or

     -  increased service and warranty costs.

     In addition, if our products are not reliable, we may lose credibility with existing and potential customers, resulting in lost sales.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION, RESULTING IN DECREASED REVENUE

     Our success is based, in part, on our proprietary technology. If we cannot protect our intellectual property and proprietary rights, we may not remain competitive. Trade secret and copyright laws provide only limited protection of our software, documentation and other written materials. We may not be able to protect our rights if the patents for which we apply or have applied are not granted or if our patents are challenged or invalidated. Further, because we sell many of our products in foreign countries where intellectual property laws are not well developed or are poorly enforced, we may not be able to protect our proprietary technology in these countries.

     A third party could reverse engineer our products, or bypass hardware security devices and obtain access to our software, or independently develop similar software or proprietary information and use it to compete with us.

INFRINGEMENT CLAIMS BY THIRD PARTIES COULD BE COSTLY AND CAUSE PRODUCT SHIPMENT DELAYS

     Third parties may file claims against us alleging infringement of their patents, copyrights or other intellectual property rights. Regardless of its merit, an infringement claim against us could:

     -  require significant management time and effort;

     -  result in costly litigation; or

     -  cause product shipment delays.

     Further, any claims may require us to enter into royalty or licensing agreements which may not be obtainable on terms acceptable to us.

OUR FAILURE TO RETAIN AND ATTRACT PERSONNEL COULD HARM OUR BUSINESS, OPERATIONS AND PRODUCT DEVELOPMENT EFFORTS

     Our future success depends, in significant part, upon the continued service of key personnel and our ability to attract, retain and motivate highly qualified employees. In particular, the services of Michael E. Kohlsdorf, our president and chief executive officer; E. Neal Tompkins, our executive vice president and chief technology officer; and Michael W. Barry, our senior vice president, development and engineering are critical to our business. If we lose any of our key personnel, or fail to attract qualified new employees, our business, operations and product development efforts would suffer. Although we have employment agreements with Messrs. Kohlsdorf and Tompkins, these agreements do not obligate them to remain in our employ. We do not have key man insurance on any of our employees.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     A number of the matters and subject areas discussed in this annual report on Form 10-K that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from T/R System's actual future experience involving any one or more of such matters and subject areas. Such risks and uncertainties include those referred to above in the "Risk Factors" section. These risk factors should be considered by investors when reviewing any forward-looking statements contained in this annual report on Form 10-K, in any of our public filings or press releases or in any oral statements made by T/R Systems or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change. We undertake no obligation to update any forward-looking statements.

ITEM 2.  PROPERTIES

     T/R Systems leases its principal facility, totaling approximately 52,000 square feet, in Norcross, Georgia under a lease expiring in March 2003. We also lease office space in Brussels, Belgium, Hilversum, The Netherlands and Dusseldorf, Germany. We anticipate that we will need additional space as our business expands and believe that we will be able to obtain suitable space on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that we expect would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 20, 2000, by written consent in lieu of a meeting, the holders of 74.0% of the voting capital stock of T/R Systems approved: (i) an amendment to our Amended and Restated Articles of Incorporation to effect a reverse stock split; (ii) our Second Restated Articles of Incorporation; and (iii) our Restated Bylaws. All votes cast were cast for the proposals.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Michael E. Kohlsdorf, age 44, has served as our president, chief executive officer and a director since September 1996. From 1993 to September 1996, Mr. Kohlsdorf held a variety of positions at Brock Control Systems, Inc., a sales automation software company, now known as FirstWave Technologies, Inc., most recently serving as president, chief operating officer and chief financial officer.

     E. Neal Tompkins, age 55, is a co-founder of T/R Systems and has served as a director and our chief technology officer since our founding in September 1991. Mr. Tompkins served as our president from September 1991 until September 1996, and has served as our executive vice president since that date.

     Lyle W. Newkirk, age 47, joined us in September 1997 and has served as our vice president, chief financial officer, secretary and treasurer since November 1997. From 1992 to September 1997, Mr. Newkirk held various positions with Peachtree Software, Inc., a maker of accounting software, which became a subsidiary of Automatic Data Processing, Inc., most recently serving as vice president and chief financial officer.

     Michael W. Barry, age 42, has served as our senior vice president, development and engineering since August 1998. From July 1995 to August 1998, Mr. Barry served as our vice president of systems development. Before that, he served as our director of systems development from our founding in September 1991 until July 1995.

     Charles K. Thackston, age 43, has served as our senior vice president, sales and marketing since September 1998. From December 1996 to September 1998, Mr. Thackston served as our vice president, marketing. From April 1995 to December 1996, Mr. Thackston served as vice president of marketing and director of sales operations at Brock. From 1988 to April 1995, Mr. Thackston held various positions with Datalogix International, Inc., a maker of process manufacturing software, most recently serving as vice president.

     E. James White, age 55, has served as our senior vice president, operations since September 1999. From June 1995 to July 1999, Mr. White served as vice president, operations at Checkmate Electronics, a manufacturer of payment automation equipment. Before that, he was director of operations at Solectron Technology, Inc., a manufacturer of printed circuit boards, from May 1993 to April 1995.

     Jack N. Bartholmae, age 48, has served as our vice president, engineering since November 1995 and as our director of engineering from April 1994 to November 1995. Before that, he served as our director of electrical engineering from our founding in September 1991 until April 1994.

     Andrew Nathan, age 46, has served as our vice president, OEM sales since January 1999. From August 1997 to January 1999, Mr. Nathan served as our vice president, sales. From 1994 until joining us, Mr. Nathan held various positions at First Image Management, a data imaging, micrographics and electronic database management company, which was a subsidiary of First Data Corporation, most recently serving as senior vice president and general manager of the demand publishing division.

     R. Dean Nolley, age 38, has served as our vice president, North American sales since January 1999. Before joining us, Mr. Nolley served as vice president of sales, North America for Colorbus Inc., a maker of network print servers, from June 1997 until January 1999. From September 1996 until June 1997, Mr. Nolley owned and operated Digital Imagination, a specialized sports imaging business. From August 1983 to September 1996, Mr. Nolley held sales positions with Eastman Kodak Company, a developer, manufacturer and marketer of imaging products.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock commenced public trading on January 26, 2000 on the Nasdaq National Market under the symbol "TRSI." During the fourth quarter of fiscal 2000, from January 26, 2000 until January 31, 2000, the high and low sales prices our common stock, as reported on the Nasdaq National Market, were $21.50 and $10.63, respectively.

     As of April 7, 2000, there were approximately 127 holders of record of our common stock.

DIVIDENDS

     We have never paid cash dividends on our common stock. We currently intend to retain our earnings to fund the development and growth of our business. Further, our revolving line of credit does not allow us to declare or pay any cash dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

     We sold the securities listed below without registration under the Securities Act in the year ended January 31, 2000.

          (a) On May 17, 1999, we sold 222,222 shares of our Series D Preferred Stock to a corporation for a purchase price of $999,999. Such corporation was believed to be an "accredited investor" as defined in Regulation D promulgated under the Securities Act based upon its representations.

          (b) An aggregate of 289,027 shares of common stock have been acquired upon exercise of stock options granted under our option plans for purchase prices ranging from $0.17 to $4.95 per share.

     No underwriter was involved in any of the above sales of securities. The securities identified in item (a) were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act and Regulation D and the securities identified in item (b) were issued in reliance on Rule 701 promulgated under the Securities Act. All of our shares of preferred stock automatically converted into common stock upon the closing of our initial public offering.

USE OF PROCEEDS

     In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000. We registered a total of 3,450,000 shares of our common stock, with an aggregate offering price of $34.5 million. The offering commenced on January 26, 2000 and all 3,450,000 shares of common stock were sold through the underwriters consisting of FleetBoston Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and Raymond James & Associates, Inc. The sale of 3,000,000 of those shares closed on January 31, 2000 and the sale of the remaining 450,000 shares, pursuant to an over-allotment option, closed on February 16, 2000.

     Of the 3,450,000 shares, 570,000 shares were sold by certain selling shareholders. We did not receive any proceeds from the shares sold by these selling shareholders. The 2,880,000 shares sold by us had an aggregate offering price of $28.8 million and the sale closed on January 31, 2000. We paid the underwriters discounts and commissions totaling $2.0 million. Additionally, we incurred expenses of $1.3 million in connection with the offering, which, when added to the underwriting discounts and commissions paid by us, resulted in total expenses of $3.3 million. Therefore, the net offering proceeds to T/R Systems were $25.5 million. No offering expenses were paid directly or indirectly to any of our directors, officers, holders of 10% or more of our equity securities or any other affiliates of T/R Systems.

     As of January 31, 2000, we had invested all of the net proceeds from our initial public offering in commercial paper, certificates of deposits and government securities with original maturities of 90 days or less. No payments from these proceeds were made to any of our directors, officers, holders of 10% or more of our equity securities or any other affiliates of T/R Systems.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes data as of and for the five years ended January 31, 2000. You should read this data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes.

                                                        FISCAL YEAR ENDED JANUARY 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenue.....................................   $22,322   $15,847   $12,032   $ 4,036   $ 1,194
Cost of sales...............................     9,487     6,579     6,107     3,387     1,013
                                               -------   -------   -------   -------   -------
Gross profit................................    12,835     9,268     5,925       649       181
Operating expenses:
  Research and development..................     3,488     3,202     2,164     1,786     1,732
  Sales and marketing.......................     6,599     4,891     3,542     2,185       590
  General and administrative................     2,163     1,708     1,623     1,011       729
                                               -------   -------   -------   -------   -------
     Total operating expenses...............    12,250     9,801     7,329     4,982     3,051
                                               -------   -------   -------   -------   -------
Operating income (loss).....................       585      (533)   (1,404)   (4,333)   (2,870)
Interest income, net........................       117       150       186       213        51
Other expenses..............................        --      (240)       --        --        --
                                               -------   -------   -------   -------   -------
Income (loss) before income taxes...........       702      (623)   (1,218)   (4,120)   (2,819)
Income tax expense..........................        25        --        --        --        --
                                               -------   -------   -------   -------   -------
Net income (loss)...........................   $   677   $  (623)  $(1,218)  $(4,120)  $(2,819)
                                               =======   =======   =======   =======   =======
Basic net income (loss) per share...........   $  0.25   $ (0.26)  $ (0.60)  $ (2.43)  $ (1.82)
                                               =======   =======   =======   =======   =======
Basic weighted average shares outstanding...     2,641     2,444     2,052     1,702     1,555
                                               =======   =======   =======   =======   =======
Diluted net income (loss) per share.........   $  0.07   $ (0.26)  $ (0.60)  $ (2.43)  $ (1.82)
                                               =======   =======   =======   =======   =======
Diluted weighted average shares
  outstanding...............................     9,861     2,444     2,052     1,702     1,555
                                               =======   =======   =======   =======   =======

                                                                  JANUARY 31,
                                                 ---------------------------------------------
                                                  2000       1999      1998     1997     1996
                                                 -------   --------   ------   ------   ------
                                                                (IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents.....................   $27,314   $  1,966   $3,527   $2,826   $7,721
Working capital...............................    31,191      3,892    5,117    3,820    8,251
Total assets..................................    37,172      7,770    8,184    5,459    9,721
Redeemable, convertible preferred stock.......        --     15,042   15,020   12,272   12,252
Total shareholders' equity (deficit)..........    32,249    (10,238)  (9,759)  (8,635)  (4,510)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our financial statements and the related notes. This discussion contains forward-looking statements that involve risks and uncertainties. The statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I of this annual report on Form 10-K and elsewhere in this report.

OVERVIEW

     T/R Systems was founded in 1991 as an engineering services company providing consulting services to the printing, copying and multimedia markets. In 1993, we began development of our own products and in 1995, we introduced the MicroPress Cluster Printing System, our digital document processing and printing system.

     We derive our revenue primarily from the sale of digital document processing and printing systems and related add-on software and hardware. Additionally, we receive revenue from:

     - the sale of consumable products, such as toner, and replacement parts that support our systems;

     -  engineering services for the development of technology;

     -  customer service plans; and

     -  royalties for technology previously licensed.

     As required by American Institute of Certified Public Accountants Statement of Position 97-2 Software Revenue Recognition, we recognize revenue from printing systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Our products do not require significant customization. Before the effective date of this statement, we recognized revenue from printing systems upon shipment. The adoption of this statement had no effect on our accounting for revenue. We recognize revenue from the sale of consumables upon shipment.

     We recognize revenue from customer service plans ratably over the terms of each plan, typically one to three years. Engineering service fees are recognized as the services are rendered. Nonrefundable prepaid royalties are recognized as revenue over the term of the royalty agreement, based on the greater of actual royalties earned or the straight-line method. Revenue from customer service plans, engineering services and royalties have each been less than 10% of total revenue in each of the last three fiscal years.

     We distribute our products in North America and internationally through a network of independent dealers and through our distribution relationships with Minolta and Hitachi. We sold our first systems under the Minolta OEM agreement in February 1999. We sold our first systems under the Hitachi OEM relationship in November 1999. In fiscal 1998 and 1999, we sold systems under an OEM agreement with Mita Industrial Co., Ltd. Mita, which resold our systems in Japan, discontinued orders of our systems in June 1998 and subsequently entered into reorganization proceedings. Since then, our sales to Mita have been negligible.

     One factor that affects our gross margin is product configuration. Product configuration, which is determined by the end user, typically affects gross margin due to the relative amount of software and hardware in each system. The relative amount of add-on software and hardware we sell also affects our gross margin. The hardware in our systems typically includes two or more print devices and, in some instances, a digital scanner. Because we purchase these hardware devices from third parties for resale, we typically realize lower margins on them than we realize on our software products.

     Sales to international customers were $9.4 million, or 42.3% of revenue, in fiscal 2000. Of the $9.4 million of sales to international customers in fiscal 2000, $4.7 million, or 20.9% of revenue, was billed to a Japanese customer but the product was shipped to that customer's United States subsidiary for re-sale in the United States. We expect that international sales will continue to represent a significant portion of our revenue. Currently, all our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

     As of January 31, 2000, we had approximately $7.2 million in tax net operating loss carryforwards which, if not utilized, expire at various dates beginning in 2007. We must recognize taxable income in future periods to be able to utilize these net operating loss carryforwards. We have not recognized any benefit from the future use of these carryforwards because we are uncertain that we will be able to utilize them. Further, under the ownership change limitations of the Internal Revenue Code of 1986, our utilization of approximately $658,000 of these carryforwards is subject to an annual limitation of approximately $330,000. If we use these carryforwards in future periods, we will incur alternative minimum taxes in those periods.

     We record software development costs as required by Financial Accounting Standards Board Statement No. 86. To date, we have expensed software development costs as incurred due to the immaterial amount of costs incurred between the establishment of technological feasibility and the time that the software is generally available for sale.

RESULTS OF OPERATIONS

     The following table presents operating data as a percentage of revenue.

                                                                FISCAL YEAR ENDED JANUARY 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
Revenue.....................................................     100.0%     100.0%     100.0%
Cost of sales...............................................      42.5       41.5       50.8
                                                                 -----      -----      -----
Gross profit................................................      57.5       58.5       49.2
Operating expenses:
  Research and development..................................      15.6       20.2       18.0
  Sales and marketing.......................................      29.6       30.9       29.4
  General and administrative................................       9.7       10.8       13.5
                                                                 -----      -----      -----
     Total operating expenses...............................      54.9       61.9       60.9
                                                                 -----      -----      -----
Operating income (loss).....................................       2.6       (3.4)     (11.7)
Interest income, net........................................       0.5        0.9        1.5
Other expense...............................................        --       (1.5)        --
                                                                 -----      -----      -----
Income (loss) before taxes..................................       3.1       (4.0)     (10.2)
Income tax expense..........................................       0.1         --         --
                                                                 -----      -----      -----
Net income (loss)...........................................       3.0%      (4.0)%    (10.2)%
                                                                 =====      =====      =====

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

     Revenue. Revenue was $22.3 million for fiscal 2000, representing an increase of 40.9% over fiscal 1999 revenue of $15.8 million. Revenue for fiscal 1999 increased 31.7% over revenue of $12.0 million for fiscal 1998. The increase from fiscal 1999 to fiscal 2000 was primarily due to an increase in revenue from our OEM relationships. In the first quarter of fiscal 2000, we began shipping systems under our OEM agreement with Minolta. In the fourth quarter of fiscal 2000, we began shipping systems under our OEM agreement with Hitachi. The increase as a result of sales to Minolta and Hitachi was partially offset by a decrease in revenue from our OEM relationship with Mita. Revenue from Mita for fiscal 2000 was negligible, and we do not currently have any significant orders from Mita for future shipments.

     The increase from fiscal 1998 to fiscal 1999 was due in part to an increase in sales of the MicroPress through both our independent dealer channel and our OEM arrangement with Mita. Of the $3.8 million increase in revenue, $2.1 million was due to an increase in sales of the MicroPress and related hardware and software components. Adding to the year-over-year increase in revenue were:

     -  a $664,000 increase from engineering service fees;

     -  a $417,000 increase from royalties;

     -  a $402,000 increase from the sale of consumable products; and

     -  a $150,000 increase from customer support plans.

     During fiscal 2000, we derived $17.5 million, or 78.4% of our revenue, from sales shipped to customers in the United States. This compares to $11.0 million, or 69.3% of revenue, in fiscal 1999 and $8.0 million, or 66.4% of revenue, in fiscal 1998. Included in the fiscal 2000 revenue of $17.5 million was $4.7 million in sales which were billed to a Japanese customer but the product was shipped to that customer's United States subsidiary for re-sale in the United States. No similar amounts were included in fiscal 1998 or fiscal 1997 revenue. Domestic revenue grew at a faster rate than international revenue during fiscal 2000 because of a more established domestic distribution infrastructure, through both our OEM partners and our independent dealers, and our greater focus on the domestic market. The remaining international revenue in fiscal 2000 was primarily generated from sales in Canada and Europe. In fiscal 1999 and fiscal 1998, international revenue was primarily generated by sales in Asia through our OEM agreement with Mita, services for Minolta for research and development purposes and sales in Europe.

     Gross Profit. Our gross profit, revenue less cost of sales, was $12.8 million in fiscal 2000, $9.3 million in fiscal 1999 and $5.9 million in fiscal 1998. Cost of sales consists primarily of third-party hardware, principally print devices, board components, finished boards and consumables, and third-party software, as well as labor and overhead. Gross margin, or gross profit as a percentage of revenue, was 57.5% in fiscal 2000, 58.5% in fiscal 1999 and 49.2% in fiscal 1998. The decrease in gross margin from fiscal 1999 to fiscal 2000 was primarily due to an increase in sales of hardware through our independent dealer network. Specifically, we sold more of our black and white PrintStations in fiscal 2000 than in fiscal 1999. We typically realize lower margins on the hardware we sell than the software. The decrease in gross margin in our independent dealer network was partially offset by an increase in OEM revenue as a percent of total revenue. We typically realize higher margins on OEM revenue than we do through our independent dealer network as the OEM systems typically include less hardware than systems sold through independent dealers.

     The increase in gross margin from fiscal 1998 to fiscal 1999 was primarily due to an improvement in OEM gross margin reflecting the systems sold to Mita and Minolta, which included more high-margin software and less hardware than the systems sold to Mita in fiscal 1998. Additionally, our margin improved due to an increase in OEM revenue as a percent of total revenue.

     Research and Development. Research and development expenses consist primarily of employee salaries and benefits, equipment depreciation, software and hardware supplies used in product development and an allocation of overhead. Research and development costs are expensed as incurred. Research and development expenses were $3.5 million in fiscal 2000, $3.2 million in fiscal 1999 and $2.2 million in fiscal 1998. Research and development expenses represented 15.6% of revenue in fiscal 2000, 20.2% of revenue in fiscal 1999 and 18.0% of revenue in fiscal 1998. Research and development expenses increased 8.9% from fiscal 1999 to fiscal 2000 and 48.0% from fiscal 1998 to fiscal 1999. The increase from fiscal 1999 to fiscal 2000 was due to an increase in salaries and benefits resulting from the hiring of additional research and development personnel to assist in the further development of the MicroPress.

     Of the $1.0 million increase from fiscal 1998 to fiscal 1999, $742,000 was due to an increase in salaries and benefits. The remaining increase from fiscal 1998 to fiscal 1999 was due to an increase in spending on supplies, hardware and software for project development and an increase in depreciation expense on equipment purchased for development of the MicroPress' connectivity to additional devices. We believe that research and development spending, including spending for employee salaries and benefits, will increase in the future as we add hardware connectivity and software functionality to the MicroPress.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel-related expenses. Sales and marketing expenses were $6.6 million in fiscal 2000, or 29.6% of revenue. These expenses were $4.9 million in fiscal 1999, or 30.9% of revenue, and $3.5 million in fiscal 1998, or 29.4% of revenue. The increase of $1.7 million from fiscal 1999 to fiscal 2000 was primarily due to an increase in our sales force. The increase in our sales force resulted in an increase in compensation expense of $1.3 million and increased travel related expenditures of $477,000.

     Of the $1.3 million increase in sales and marketing expenses from fiscal 1998 to fiscal 1999, $773,000 was due to an increase in employee salaries and benefits due to an increase in our sales force and marketing personnel during fiscal 1999 and the second half of fiscal 1998. The year-over-year increase was also due to an increase in travel expenses of $244,000. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and support additional OEM customers in the future.

     General and Administrative. General and administrative expenses include employee salaries and benefits, professional service fees and employee recruiting expenses. General and administrative expenses were $2.2 million in fiscal 2000 compared to $1.7 million in fiscal 1999 and $1.6 million in fiscal 1998. These expenses represented 9.7% of revenue in fiscal 2000, 10.8% of revenue in fiscal 1999 and 13.5% of revenue in fiscal 1998. These expenses increased $455,000, or 26.6%, from fiscal 1999 to fiscal 2000 and $85,000, or 5.2%, from fiscal 1998 to fiscal 1999. The fiscal 2000 increase was primarily due to an increase in personnel related expenses of $365,000. Additionally, we had a $67,000 increase in the amount paid for professional service fees and a $68,000 increase in expenditures for outside consulting services. We believe our general and administrative expenses will continue to increase as we hire additional administrative staff and incur additional expenses as a public company, including insurance, annual and other public reporting costs and professional service fees.

     Interest Income, Net. Interest income, net was $117,000 in fiscal 2000, $150,000 in fiscal 1999 and $186,000 in fiscal 1998. The decrease in interest income over the three year period was due to a decrease in funds available for short-term investment during the period because we used cash to fund operations and purchase property and equipment.

     Other Expense. In fiscal 1999, we expensed $240,000 for legal and audit services related to a then planned initial public offering. In July 1998, we suspended our plans to go public, necessitating the recognition of those expenses in fiscal 1999. No similar expenses were incurred in fiscal 2000 or fiscal 1998.

     Income Tax Expense. We recorded $25,000 in income tax expense in fiscal 2000 for alternative minimum taxes on net income after utilizing our net operating loss carryforward deduction. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we did not record a deferred tax asset due to the uncertainty of future profitability as of January 31, 2000. No income tax expense was recorded in fiscal 1999 or fiscal 1998 since we had net losses in those periods.

LIQUIDITY AND CAPITAL RESOURCES

     From inception, we have funded our operations and investments in property and equipment primarily through the sale of equity securities. In January 2000, we completed our initial public offering and received $25.5 million in cash, net of underwriting discounts, commissions and other offering costs.

     Prior to our initial public offering, we funded our operations primarily through the private placement of preferred stock totaling about $16.1 million. We also obtained additional funding through the private placement of our common stock primarily with our founders, other employees and private investors. Prior to our initial public offering, we had received $1.2 million through the sale of common stock.

     Net cash used in operating activities was $1,101,000 in fiscal 2000, $929,000 in fiscal 1999 and $1.7 million in fiscal 1998. Net cash used in operating activities increased in fiscal 2000 despite net income in fiscal 2000 as compared to a net loss in fiscal 1999, due to increases in receivables and inventories as a result of the increase in our sales and cost of sales between the two periods. The decrease from fiscal 1998 to fiscal 1999 was primarily due to a decrease in the operating loss in fiscal 1999.

     Net cash used for investing activities was $570,000 in fiscal 2000, $944,000 in fiscal 1999 and $619,000 in fiscal 1998, reflecting purchases of property and equipment. The fiscal 1999 total includes furniture and leasehold improvements purchased for our new office space, which we moved into during fiscal 1999, as well as spending on equipment used in product development and spending for trade shows and demonstration equipment for the MicroPress. We anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

     We have a $3,000,000 secured revolving line of credit from a bank which expires on October 14, 2000. At January 31, 1999, there were borrowings of $27,000 against this line of credit and at January 31, 2000, there were no borrowings against this line of credit. All borrowings under the line of credit bear interest at prime plus 0.75%, which was 9.25% at January 31, 2000, and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2000. The agreement also provides for up to $200,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

     On March 31, 1998, we amended the credit agreement with the bank to provide an additional line of credit in the amount of $250,000 for the purchase of property and equipment. This line bears interest at the bank's prime rate plus one and one-half percent, which was 10.00% at January 31, 2000. Borrowings under this line are repayable over 36 months. At January 31, 1999, the outstanding balance on this line was $151,000 of which $52,000 was classified as short-term. As of January 31, 2000, there were no borrowings against this line. Our ability to draw against this line expired in December 1998.

     At January 31, 2000, we had an unused $200,000 letter of credit from a bank under an additional credit facility which expires on January 10, 2001. As security for the letter of credit, we are required to maintain a certificate of deposit for $200,000. The certificate of deposit is classified as restricted cash.

     Financing activities generated net cash of $27.0 million in fiscal 2000, $312,000 in fiscal 1999 and $3.0 million in fiscal 1998 resulting primarily from sale of common and preferred stock. Fiscal 2000 financing activities include our initial public offering as well as the private placement of 222,222 shares of series D preferred stock at $4.50 per share in May 1999. Fiscal 1998 financing activities included $2.7 million from the private placement of series C preferred stock.

     We believe that our current cash and cash equivalents and cash generated by operations, will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and business expansion for the foreseeable future. However, if cash generated by operations is insufficient to satisfy our operating requirements or if we determine to acquire any technology, we may be required to raise additional funds, through either debt or equity financings. There can be no assurance that we will be able to obtain any financing on terms acceptable to us, if at all.

     Inflation has had no material impact on our operations to date.

YEAR 2000 COMPLIANCE

     We have experienced no material Year 2000 related problems with any of our computer systems. Although no material problems are expected, we cannot assure you that all Year 2000 related problems have been fully recognized. We will continue to monitor all our systems for any Year 2000 issues. In addition, we could still be negatively impacted if our customers or suppliers are adversely affected by any Year 2000 related problems. To our knowledge, none of our customers or suppliers have experienced significant Year 2000 related problems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Under this statement, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We intend to adopt this statement effective February 1, 2001. We have not determined the effect, if any, on the adoption of this statement on our financial position or results of operations because we believe we do not have significant derivative activity.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of Statement of Position 97-2, Software Revenue Recognition, With Respect to Certain Transactions. This statement requires recognition of revenue using the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the arrangement fee is recognized as follows:

          - the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized based on the guidance in Statement of Position 97-2; and

          - the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

     We will adopt this statement in fiscal 2001 and do not expect its adoption to have a material effect on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of January 31, 2000, we had no borrowings under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

     A significant portion of our revenue is derived from international customers. Currently, all our sales to international customers are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this item is contained in our audited financial statements presented elsewhere is this annual report on Form 10-K as indicated on the index to the audited financial statements below.

                                                              PAGE
                                                              ----
Report of Deloitte & Touche, LLP, Independent Auditors......  F-2
Balance Sheets as of January 31, 2000 and 1999..............  F-3
Statements of Operations for the Years Ended January 31,
  2000, 1999 and 1998.......................................  F-4
Statements of Shareholders' Equity (Deficit) for the Years
  Ended January 31, 2000, 1999 and 1998.....................  F-5
Statements of Cash Flows for the Years Ended January 31,
  2000, 1999 and 1998.......................................  F-6
Notes to the Financial Statements...........................  F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in Part I under the caption "Executive Officers of the Registrant" is incorporated by reference herein. The information required by this item with respect to directors and Section 16(a) reporting is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors -- Director Compensation" and "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No information is required to be included in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of Form 10-K:

        (1)  Financial Statements

             The information required by this item is included on pages F-1 through F-15 of this annual report on Form 10-K as specified in the index on page F-1.

        (2)  Financial Statement Schedules

             Schedule II -- Valuation and Qualifying Accounts

        (3)  Exhibits

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------                       ----------------------
     3.1*         Second Restated Articles of Incorporation of T/R Systems,
                  Inc.
     3.2*         Restated Bylaws of T/R Systems, Inc.
     4.1*         Second Amended and Restated Registration Rights Agreement
                  dated March 31, 1997 among the Company and the shareholders named therein, as amended by First Amendment to Stock
                  Purchase Agreement, Second Amended and Restated
                  Shareholders' Agreement and Second Amended and Restated
                  Registration Rights Agreement, dated June 20, 1997 among the
                  Company and the Shareholders named therein

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------                       ----------------------
     4.2*         Registration Rights Agreement dated June 29, 1998 among the
                  Company and the Shareholders named therein
     4.3*         1999 Registration Rights Agreement, dated September 10,
                  1999, by and among the Company and the Shareholders named
                  therein
    10.1*         T/R Systems, Inc. 1992 Stock Option Plan
    10.2*         T/R Systems, Inc. 1994 Stock Option Plan
    10.3*         T/R Systems, Inc. 1994 Associates Stock Option Plan
    10.4*         T/R Systems, Inc. 1995 Stock Option Plan
    10.5*         T/R Systems, Inc. 1999 Stock Option Plan
    10.6*         Loan and Security Agreement, dated as of October 17, 1997 by and between Silicon Valley Bank and T/R Systems, Inc., as
                  amended by Loan Modification Agreement, dated as of March
                  31, 1998 by and between T/R Systems, Inc. and Silicon Valley
                  Bank, as further amended by Second Loan Modification
                  Agreement, dated as of October 16, 1998 by and between T/R
                  Systems, Inc. and Silicon Valley Bank, as further amended by
                  Third Loan Modification Agreement, dated as of January 18,
                  1999 by and between T/R Systems, Inc. and Silicon Valley
                  Bank, and as further amended by Letter Agreement, dated as of February 2, 1999
    10.7*         Letter Agreement with Mike Kohlsdorf, dated September 6,
                  1996, as amended by Letter Agreement with Mike Kohlsdorf,
                  dated December 17, 1997
    10.8*         Employment Agreement, dated as of September 1, 1992 by and between T/R Systems, Inc. and E. Neal Tompkins
    10.9*         Indemnification Agreement, dated as of March 4, 1994, by and between T/R Systems, Inc. and E. Neal Tompkins
    10.11*        Indemnification Agreement, dated as of March 4, 1994, by and between T/R Systems, Inc. and Charles H. Phipps
    10.12++*      Reseller Agreement, dated as of September 18, 1997, by and between T/R Systems, Inc. and Mita Industrial Co., Ltd., as amended by First Addendum to Reseller Agreement, dated as of
                  September 17, 1998, by and between T/R Systems, Inc. and
                  Mita Industrial Co., Ltd.
    10.13++*      Supply Agreement, dated as of January 28, 1999, by and
                  between Minolta Co., Ltd. and T/R Systems, Inc.
    10.14++*      Agreement, dated as of April 1, 1999, by and between Hitachi
                  Koki Imaging Solutions, Inc. and T/R Systems, Inc.
    10.15++*      Agreement, dated as of September 1, 1999, by and between
                  Ricoh Corporation and T/R Systems, Inc.
    10.16*        Fourth Loan Modification Agreement, dated as of October 15,
                  1999, by and between T/R Systems, Inc. and Silicon Valley
                  Bank
    10.17+        Master Assembly and Distribution Agreement, dated as of
                  February 19, 2000, by and between Toshiba America Business
                  Solutions, Inc. and T/R Systems, Inc.
    27.1          Financial Data Schedule (for SEC use only)

---------------

+ Confidential treatment has been requested with respect to portions of this exhibit

++ Confidential treatment has been granted with respect to portions of this exhibit

* Incorporated by reference to the Company's registration statement on Form S-1, File No. 333-88439

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on April 11, 2000.

                                          T/R Systems, Inc.

                                               /s/ Michael E. Kohlsdorf
                                          By:

                                                    Michael E. Kohlsdorf
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
          /s/ Michael E. Kohlsdorf             President and Chief Executive Officer    April 11, 2000
---------------------------------------------  (Principal Executive Officer)
            Michael E. Kohlsdorf

             /s/ Lyle W. Newkirk               Vice President, Chief Financial          April 11, 2000
---------------------------------------------  Officer, Secretary and Treasurer
               Lyle W. Newkirk                 (Principal Financial Officer and
                                               Principal Accounting Officer)

            /s/ Charles H. Phipps              Director                                 April 7, 2000
---------------------------------------------
              Charles H. Phipps

            /s/ C. Harold Gaffin               Director                                 April 10, 2000
---------------------------------------------
              C. Harold Gaffin

            /s/ Philip T. Gianos               Director                                 April 11, 2000
---------------------------------------------
              Philip T. Gianos

            /s/ E. Neal Tompkins               Director                                 April 11, 2000
---------------------------------------------
              E. Neal Tompkins

             /s/ Peter S. Sealey               Director                                 April 11, 2000
---------------------------------------------
               Peter S. Sealey

            /s/ Kevin J. McGarity              Director                                 April 11, 2000
---------------------------------------------
              Kevin J. McGarity

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Balance Sheets as of January 31, 2000 and 1999..............  F-3
Statements of Operations for the Years Ended January 31,
  2000, 1999 and 1998.......................................  F-4
Statements of Shareholders' Equity (Deficit) for the Years
  Ended January 31, 2000, 1999 and 1998.....................  F-5
Statements of Cash Flows for the Years Ended January 31,
  2000, 1999 and 1998.......................................  F-6
Notes to Financial Statements...............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of T/R Systems, Inc.:

     We have audited the accompanying balance sheets of T/R Systems, Inc. (the "Company") as of January 31, 2000 and 1999, and the related statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2000

                               T/R SYSTEMS, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   JANUARY 31,
                                                               -------------------
                                                                 2000       1999
                                                               --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................   $ 27,314   $  1,966
  Restricted cash...........................................        200        200
  Receivables, net of allowance of $150 and $200,
     respectively...........................................      4,659      2,592
  Inventories, net..........................................      3,466      1,810
  Prepaid expenses and other................................        475        191
                                                               --------   --------
       Total current assets.................................     36,114      6,759
  Property and equipment, net...............................      1,058      1,011
                                                               --------   --------
                                                               $ 37,172   $  7,770
                                                               ========   ========
       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................   $  1,733   $  1,681
  Deferred revenue..........................................      1,027        159
  Accrued salaries and wages................................      1,388        574
  Income taxes payable......................................         25         --
  Borrowing under line of credit............................         --         27
  Other liabilities.........................................        750        374
  Current portion of long-term debt.........................         --         52
                                                               --------   --------
       Total current liabilities............................      4,923      2,867
Long-term debt, less current portion........................         --         99
Commitments (Note 10)
Redeemable, convertible preferred stock: $0.01 par value,
  8,977,084 shares designated:
  Series A redeemable, convertible preferred stock,
     4,799,999 shares designated; none issued and
     outstanding at January 31, 2000; 4,799,999 issued and
     outstanding at January 31, 1999, with a liquidation
     preference of $4,800...................................         --      4,782
  Series B redeemable, convertible preferred stock,
     2,961,585 shares designated; none issued and
     outstanding at January 31, 2000; 2,961,585 issued and
     outstanding at January 31, 1999, with a liquidation
     preference of $7,552...................................         --      7,530
  Series C redeemable, convertible preferred stock,
     1,215,500 shares designated; none issued and
     outstanding at January 31, 2000; 1,215,500 issued and
     outstanding at January 31, 1999, with a liquidation
     preference of $2,735...................................         --      2,730
Shareholders' Equity (Deficit):
  Preferred stock, $0.01 par value, 12,000,000 shares
     Authorized, 8,977,084 shares designated as redeemable,
     Convertible preferred stock, 222,222 shares series D
     Convertible preferred stock designated, none issued and
      outstanding...........................................         --         --
  Common stock, $0.01 par value, 88,000,000 shares
     authorized; 11,733,234 and 2,496,920 shares issued and
     outstanding, respectively..............................        117         25
  Additional paid-in capital................................     42,839      1,154
  Deferred compensation.....................................        (60)       (93)
  Accumulated deficit.......................................    (10,647)   (11,324)
                                                               --------   --------
       Total shareholders' equity (deficit).................     32,249    (10,238)
                                                               --------   --------
                                                               $ 37,172   $  7,770
                                                               ========   ========

                       See notes to financial statements

                               T/R SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED JANUARY 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
Revenue.....................................................   $22,322   $15,847   $12,032
Cost of sales...............................................     9,487     6,579     6,107
                                                               -------   -------   -------
Gross profit................................................    12,835     9,268     5,925
Operating Expenses:
  Research and development..................................     3,488     3,202     2,164
  Sales and marketing.......................................     6,599     4,891     3,542
  General and administrative................................     2,163     1,708     1,623
                                                               -------   -------   -------
       Total operating expenses.............................    12,250     9,801     7,329
                                                               -------   -------   -------
Operating income (loss).....................................       585      (533)   (1,404)
Interest income, net........................................       117       150       186
Other expenses..............................................        --      (240)       --
                                                               -------   -------   -------
Income (loss) before income taxes...........................       702      (623)   (1,218)
Income tax expense..........................................        25        --        --
                                                               -------   -------   -------
Net income (loss)...........................................   $   677   $  (623)  $(1,218)
                                                               =======   =======   =======
Net income (loss) per common share -- Basic.................   $  0.25   $ (0.26)  $ (0.60)
                                                               =======   =======   =======
Net income (loss) per common share -- Diluted...............   $  0.07   $ (0.26)  $ (0.60)
                                                               =======   =======   =======

                       See notes to financial statements

                               T/R SYSTEMS, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           SERIES D
                                        PREFERRED STOCK      COMMON STOCK     ADDITIONAL
                                       -----------------   ----------------    PAID-IN       DEFERRED     ACCUMULATED
                                       SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL     COMPENSATION     DEFICIT      TOTAL
                                       -------   -------   -------   ------   ----------   ------------   -----------   --------
Balance -- January 31, 1997..........                        1,824    $ 18     $   830                     $ (9,483)    $ (8,635)
  Stock option exercises.............                          453       5         106                                       111
  Deferred compensation related to
    stock options....................                                              130        $(130)                          --
  Amortization of deferred
    compensation.....................                                                             5                            5
  Accretion of redeemable convertible
    preferred stock..................                                              (22)                                      (22)
  Net loss...........................                                                                        (1,218)      (1,218)
                                                           -------    ----     -------        -----        --------     --------
Balance -- January 31, 1998..........                        2,277      23       1,044         (125)        (10,701)      (9,759)
  Stock option exercises.............                          220       2         132                                       134
  Amortization of deferred
    compensation.....................                                                            32                           32
  Accretion of redeemable convertible
    preferred stock..................                                              (22)                                      (22)
  Net loss...........................                                                                          (623)        (623)
                                                           -------    ----     -------        -----        --------     --------
Balance -- January 31, 1999..........                        2,497      25       1,154          (93)        (11,324)     (10,238)
  Issuance of series D preferred
    stock at $4.50 per share, net of
    issuance costs of $5.............      222   $     2                           993                                       995
  Stock option exercises.............                          288       3         202                                       205
  Accretion of redeemable Convertible
    preferred stock..................                                              (22)                                      (22)
  Issuance of common stock in initial
    public offering, net of offering
    costs of $3,265..................                        2,880      29      25,506                                    25,535
  Conversion of preferred stock to
    common...........................     (222)       (2)    6,068      60      15,006                                    15,064
  Amortization of deferred
    compensation.....................                                                            33                           33
  Net income.........................                                                                           677          677
                                       -------   -------   -------    ----     -------        -----        --------     --------
Balance -- January 31, 2000..........       --   $    --   $11,733    $117     $42,839        $ (60)       $(10,647)    $ 32,249
                                       =======   =======   =======    ====     =======        =====        ========     ========

                       See notes to financial statements

                               T/R SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED JANUARY 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
Operating Activities:
  Net income (loss).........................................   $   677   $  (623)  $(1,218)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation...........................................       523       702       537
     Deferred compensation expense..........................        33        32         5
     Changes in assets and liabilities:
       Increase in receivables..............................    (2,067)     (223)   (1,720)
       Increase in inventories..............................    (1,656)     (694)     (420)
       Decrease (increase) in prepaid expenses and other
          assets............................................      (284)       12        (1)
       Increase (decrease) in accounts payable..............      (410)      170     1,116
       Increase in deferred revenue.........................       868        94        65
       Increase in accrued salaries and wages...............       814       230       209
       Increase (decrease) in other liabilities.............       401        (4)      (43)
       Decrease in deferred royalty revenue.................        --      (625)     (246)
                                                               -------   -------   -------
          Net cash used in operating activities.............    (1,101)     (929)   (1,716)
  Investing Activities:
     Purchases of property and equipment....................      (570)     (944)     (619)
  Financing Activities:
     Restricted cash........................................        --        --       200
     Other short-term borrowings............................       435        27        --
     Proceeds on issuance of long term debt.................        --       156        --
     Principal repayments on long term debt.................      (151)       (5)       --
     Proceeds from sale of common stock.....................       205       134        96
     Proceeds from initial public offering..................    25,535        --        --
     Proceeds from sale of series C preferred stock.........        --        --     2,741
     Proceeds from sale of series D preferred stock.........       995        --        --
                                                               -------   -------   -------
  Net cash provided by financing activities.................    27,019       312     3,037
                                                               -------   -------   -------
  Net increase (decrease) in cash and cash equivalents......    25,348    (1,561)      702
  Cash and Cash Equivalents:
     Beginning of year......................................     1,966     3,527     2,825
                                                               -------   -------   -------
     End of year............................................   $27,314   $ 1,966   $ 3,527
                                                               =======   =======   =======
  Cash paid for interest....................................   $    14   $    17   $    --
                                                               =======   =======   =======
  Supplemental Disclosure of Noncash Financing Activities:
     During the year ended January 31, 1998, T/R Systems
       issued 24,242 shares of common stock in exchange for
       7,000 shares of series C preferred stock.

                       See notes to financial statements

                               T/R SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     T/R Systems, Inc. was incorporated in Georgia in September 1991. We design, develop, and market digital document processing and printing systems for the print-on-demand market. We distribute our products in North America and internationally through a network of independent dealers and through our distribution relationships with Minolta Co., Ltd. and Hitachi Koki Imaging Solutions, Inc.

2. SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents -- Cash equivalents are stated at cost, which approximates market value, and include investments in a money market account and commercial paper with original maturities of three months or less.

     Revenue Recognition -- Printing system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. We recognize revenue from printing systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Our products do not require significant customization. Before the February 1, 1998 effective date of SOP 97-2, we recognized revenue from printing systems upon shipment. The adoption of SOP 97-2 had no effect on our accounting for revenue. We recognize revenue from the sale of printing consumables upon shipment.

     We recognize revenue from customer service plans ratably over the term of each plan, typically one to three years. Engineering service fees are recognized as the services are rendered. Nonrefundable prepaid royalties are recognized as revenue over the term of the royalty agreement based on the greater of actual royalties earned or the straight-line method. Revenue from customer service plans, engineering services and royalties individually have been less than 10% of total revenue in all years.

     Research and Development Costs -- Research and development costs are charged to expense when incurred. Software development costs are expensed as incurred until technological feasibility is determined. To date, we have expensed all software development costs.

     Inventory -- Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     Property and Equipment -- Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the assets, generally one and one-half to seven years. Leasehold improvements are amortized over the lesser of useful life or the remaining lease term.

     Product Warranty -- We provide for estimated future warranty costs as products are sold.

     Accounts Payable -- Included in accounts payable is a bank overdraft of $462,000 at January 31, 2000.

     Income Taxes -- Deferred tax assets and liabilities are determined for differences between the financial reporting basis and income tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax rates applicable to the periods that the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Impairment of Long-Lived Assets -- Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period that the recognition criteria are first applied, based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     Stock-Based Compensation -- We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements.

     Net Income or Loss Per Common Share -- Net income or loss per common share is computed based on the guidance in SFAS No. 128, Earnings Per Share. Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options and convertible preferred stock; see Note 13.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income -- Effective February 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components, including revenues, expenses, gains and losses in a full set of general purpose financial statements. Because we have no components of other comprehensive income, the adoption of this statement had no effect on our financial statements.

     Fair Value of Financial Instruments -- The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable approximate their fair values, due to the short-term nature of these instruments.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We intend to adopt SFAS No. 133 effective February 1, 2001. We have not determined the effect, if any, of the adoption of this statement on our financial position or results of operations because we believe we do not have significant derivative activity.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires recognition of revenue using the residual method when vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the arrangement fee is recognized as follows:

     - the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized based on the guidance in the relevant sections of SOP 97-2; and

     - the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

     We will adopt SOP 98-9 in fiscal 2001 and do not expect the adoption of SOP 98-9 to have a material effect on revenue recognition.

3. INVENTORIES

     Inventories at January 31, 2000 and 1999 consisted of the following:

                                                                 JANUARY 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
                                                               (IN THOUSANDS)
Components and supplies.....................................   $2,861   $1,817
Finished goods..............................................    1,026      566
                                                               ------   ------
                                                                3,887    2,383
Less reserve for potential losses...........................      421      573
                                                               ------   ------
                                                               $3,466   $1,810
                                                               ======   ======

4. PROPERTY AND EQUIPMENT

     Property and equipment at January 31, 2000 and 1999 consisted of the following:

                                                                 JANUARY 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
                                                               (IN THOUSANDS)
Furniture and fixtures......................................   $  744   $  564
Machinery and equipment.....................................    1,920    1,557
Leasehold improvements......................................      112       68
                                                               ------   ------
                                                                2,776    2,189
Less accumulated depreciation...............................    1,718    1,178
                                                               ------   ------
  Property and equipment, net...............................   $1,058   $1,011
                                                               ======   ======

     Depreciation expense was $523,000 in fiscal 2000, $702,000 in fiscal 1999 and $537,000 in fiscal 1998.

5. OTHER LIABILITIES

     Other liabilities at January 31, 2000 and 1999 consisted of the following:

                                                                 JANUARY 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
                                                               (IN THOUSANDS)
Professional services fees..................................    $ 71     $ 85
Accrued sales and property taxes............................      37       59
Accrued initial public offering fees........................     224       --
Accrued travel costs........................................     112       48
Accrued marketing programs..................................      38       --
Accrued warranty............................................      75       75
Other.......................................................     193      107
                                                                ----     ----
                                                                $750     $374
                                                                ====     ====

6. INCOME TAXES

     Our deferred tax assets at January 31, 2000 and 1999 are summarized below:

                                                                 JANUARY 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................   $2,748   $3,141
  Accounts receivable.......................................       60       79
  Inventory.................................................      199      252
  Property and equipment....................................      167      162
  Other assets..............................................      152      188
  Accrued liabilities.......................................      207      146
  Deferred revenue..........................................      253        5
  Deferred rent.............................................       12        7
                                                               ------   ------
                                                                3,798    3,980
Valuation allowance.........................................   (3,798)  (3,980)
                                                               ------   ------
     Net deferred taxes.....................................   $   --   $   --
                                                               ======   ======

     At January 31, 2000 and 1999, net deferred tax assets are fully offset by a valuation allowance. In estimating the realizability of our deferred tax assets, we consider both positive and negative evidence and give greater weight to evidence that is objectively verifiable. Due to our cumulative losses, we currently believe that the future realization of our deferred tax assets is uncertain. The valuation allowance decreased by $293,000 in fiscal 2000, decreased by $298,000 in fiscal 1999 and increased by $507,000 in fiscal 1998.

     As of January 31, 2000, we had about $7.2 million in tax net operating loss carryforwards which, if not utilized, expire from 2007 through 2019. The utilization of these net operating loss carryforwards and realization of tax benefits in future years depends mainly upon the recognition of taxable income. The utilization of $658,000 of these carryforwards is subject to annual limitations of about $330,000 per year as a result of the change in ownership provisions of the Internal Revenue Code. The limitation does not reduce the total amount of net operating losses which we may take, but rather limits the amount which we may use during a particular year.

7. CREDIT FACILITY

     We have a $3,000,000 secured revolving line of credit from a bank which expires on October 14, 2000. At January 31, 2000, there were no borrowings against this line of credit and at January 31, 1999, there were borrowings of $27,000 against this line of credit. All borrowings under the line of credit bear interest at prime plus 0.75%, which was 9.25% at January 31, 2000, and are secured by our assets. This agreement requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2000 and 1999. The agreement also provides for up to $200,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

     On March 31, 1998, we amended the credit agreement with the bank to provide an additional line of credit in the amount of $250,000 for the purchase of property and equipment. This line bears interest at the bank's prime rate plus one and one-half percent, which was 10.00% at January 31, 2000. Borrowings under this line are repayable over 36 months. As of January 31, 2000, there were no borrowings against this line. At January 31, 1999, the outstanding balance on this line was $151,000 of which $52,000 was classified as short-term. Our ability to draw against this line expired in December 1998.

     At January 31, 2000, we had an unused $200,000 letter of credit from a bank under an additional credit facility which expires on January 10, 2001. As security for the letter of credit, we are required to maintain a certificate of deposit for $200,000. The certificate of deposit is classified as restricted cash.

8. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

     We are authorized to issue up to 12,000,000 shares of preferred stock. We have designated 4,799,999 shares as series A redeemable, convertible preferred stock, 2,961,585 shares as series B redeemable, convertible preferred stock, and 1,215,500 shares as series C redeemable, convertible preferred stock. Through August 1995, we issued 4,799,999 shares of series A preferred stock at $1.00 per share. In January 1996, we issued 2,961,585 shares of series B preferred stock at $2.55 per share. During March and June 1997, we issued a total of 1,222,222 shares of series C preferred stock at $2.25 per share.

     The preferred shares automatically converted into common shares upon the closing of our initial public offering on January 31, 2000. Each share of series A preferred stock converted into .606 shares of common stock. Each share of series B preferred stock converted into .773 shares of common stock. Each share of series C preferred stock converted into .606 shares of common stock.

     Prior to conversion of the preferred shares, dividends on common shares required the approval of the holders of a majority of the shares of each series of preferred stock and were payable only after any preferred stock dividend requirements were satisfied.

     Additionally, the series A, series B, and series C shares each had liquidation preferences equal to $1.00, $2.55, and $2.25 per share.

     The series A, series B, and series C shares of preferred stock were subject to mandatory redemption in two equal installments in 2001 and 2002 at a redemption price of each series A, series B, and series C share equal to the greater of cost or appraised value. The preferred shares were not recorded at redemption value due to the uncertainty of redemption at amounts greater than their carrying value.

                                        SERIES A           SERIES B           SERIES C
                                    PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK
                                    ----------------   ----------------   ----------------
                                    SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT     TOTAL
                                    ------   -------   ------   -------   ------   -------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance January 31, 1997..........   4,800   $ 4,764    2,962   $ 7,508       --   $    --   $ 12,272
  Issuance of series C preferred
     stock at $2.25 per share in
     March and June 1997 for cash
     net of issuance costs of
     $9...........................      --        --       --        --    1,222     2,741      2,741
  Redemption of series C shares...      --        --       --        --       (7)      (15)       (15)
  Preferred stock accretion.......      --         9       --        11       --         2         22
                                    ------   -------   ------   -------   ------   -------   --------
Balance January 31, 1998..........   4,800     4,773    2,962     7,519    1,215     2,728     15,020
  Preferred stock accretion.......      --         9       --        11       --         2         22
                                    ------   -------   ------   -------   ------   -------   --------
Balance January 31, 1999..........   4,800     4,782    2,962     7,530    1,215     2,730     15,042
  Preferred stock accretion.......      --         9       --        11       --         2         22
  Conversion of preferred stock to
     common.......................  (4,800)   (4,791)  (2,962)   (7,541)  (1,215)   (2,732)   (15,064)
                                    ------   -------   ------   -------   ------   -------   --------
Balance -- January 31, 2000.......      --   $    --       --   $    --       --   $    --   $     --
                                    ======   =======   ======   =======   ======   =======   ========

     We netted the costs associated with the issuance of redeemable, convertible preferred stock against the gross proceeds received and were accreting the carrying amount of each series of preferred stock through a charge to additional paid-in capital.

9. SHAREHOLDERS' EQUITY (DEFICIT)

     Preferred Stock -- We are authorized to issue up to 12,000,000 shares of $0.01 par value preferred stock. We have designated 8,977,084 shares into three series of redeemable, convertible preferred stock, as described in Note 8, and 222,222 shares as series D convertible preferred stock. On May 17, 1999, we issued for cash 222,222 shares of series D preferred stock at $4.50 per share. The series D shares automatically converted into common shares upon the closing of our initial public offering on January 31, 2000 at a ratio of .606 shares of common stock for each share of the series D preferred stock.

     Common Stock -- We were authorized to issue up to 17,000,000 shares of $0.01 par value voting common stock. On September 28, 1999, we increased the number of authorized common shares to 88,000,000 shares. The financial statements reflect this change on a retroactive basis.

     On January 20, 2000, we completed a 1 for 1.65 reverse split of our common shares. All common share and per share information included in these financial statements has been retroactively adjusted to give effect to the reverse stock split.

     Stock Option Plans -- We have stock option plans that provide for the granting of stock options to officers, employees, and key persons to purchase up to 3,727,273 shares of our common stock. The plans allow for the grant of both incentive and nonqualified stock options. The exercise price of the incentive stock options may not be less than fair market value of the stock on the date of grant. Generally, these options are exercisable ratably over four years and expire after ten years.

     In October 1994, we established the 1994 associates stock option plan. Under this plan, we may issue, to nonemployees who act in a role of a director, consultant or advisor, nonqualified options to purchase up to 30,303 shares of our common stock. Generally, these options are exercisable immediately upon grant and expire at the earlier of three months after the nonemployee ceases to be associated with T/R Systems or ten years from the date of grant.

     The following table presents the activity in the above plans:

                                                                 YEAR ENDED JANUARY 31,
                                              ------------------------------------------------------------
                                                     2000                 1999                 1998
                                              ------------------   ------------------   ------------------
                                                       WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                        AVERAGE              AVERAGE              AVERAGE
                                                       EXERCISE             EXERCISE             EXERCISE
                                              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                              ------   ---------   ------   ---------   ------   ---------
                                                                 (SHARES IN THOUSANDS)
Options outstanding as of February 1........  1,510      $1.16     1,591      $0.76     1,675      $0.58
Granted.....................................    297       9.26       162       4.93       437       0.91
Exercised...................................   (288)      0.77      (220)      0.61      (453)      0.25
Forfeited...................................    (35)      2.48       (23)      5.41       (68)      0.47
                                              -----                -----                -----
Options outstanding as of January 31........  1,484       2.83     1,510       1.16     1,591       0.76
                                              =====                =====                =====
Options exercisable as of January 31........    764       0.94       703       0.72       564       0.66
                                              =====                =====                =====
Weighted-average fair value of options
  granted during the year...................        $2.18                $0.44                $0.40
                                                    =====                =====                =====

     The following table summarizes information about stock options outstanding at January 31, 2000:

                                             NUMBER         AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
                                         OUTSTANDING AT    REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
                                          JANUARY 31,     CONTRACTUAL    EXERCISE     JANUARY 31,     EXERCISE
RANGE OF EXERCISE PRICES                      2000        LIFE (YEARS)     PRICE          2000          PRICE
------------------------                 --------------   ------------   ---------   --------------   ---------
                                                                 (SHARES IN THOUSANDS)
$0.17 to $0.33.........................         114           3.6         $ 0.27          113           $0.27
0.83...................................         929           6.8           0.83          610            0.83
3.30...................................          37           8.0           3.30           12            3.30
4.54 to 4.95...........................         132           8.7           4.94           29            4.94
5.78 to 6.60...........................          90           9.4           6.40           --              --
10.00..................................         113           9.9          10.00           --              --
13.20..................................          69           9.6          13.20           --              --
                                             ------                                       ---
$0.17 to $13.20........................       1,484           7.3           2.83          764            0.94
                                             ======                                       ===

     We have estimated the fair value of options at date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                                                YEAR ENDED JANUARY 31,
                                                                -----------------------
                                                                2000     1999     1998
                                                                -----    -----    -----
Expected life (years).......................................     2.5      2.5      2.5
Interest rate...............................................     5.6%     4.8%     5.6%
Volatility..................................................    32.2%     0.0      0.0
Dividend yield..............................................     0.0      0.0      0.0

     Had compensation for our stock option grants in fiscal 2000, 1999 and 1998 been determined based on grant-date fair value based on the guidance in SFAS No. 123, T/R Systems' net income would have been $541,000 in fiscal 2000. Net loss would have been $696,000 in fiscal 1999 and $1,334,000 in fiscal 1998. Basic net income per share would have been $0.20 and diluted net income per share would have been $0.05 in fiscal 2000. Basic and diluted net loss per share would have been $0.30 in fiscal 1999, and $0.66 in fiscal 1998. Because SFAS No. 123 has not been applied to options granted before January 31, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     During the year ended January 31, 1998, we recorded $130,000 in deferred compensation representing the excess of the estimated market value of our common stock over the exercise price of stock options granted at date of grant. Deferred compensation is amortized over the vesting period of the stock options, four years. Compensation expense related to stock options was $33,000, $32,000 and $5,000 for fiscal 2000, 1999 and 1998.

10. COMMITMENTS

     We lease existing office facilities and equipment under operating lease agreements which expire through 2004. We have the option to renew the facility lease for one five-year term at the expiration of the original term. The future noncancelable minimum rent schedule for these leases is as follows:

YEAR ENDING JANUARY 31,                                         (IN THOUSANDS)
-----------------------                                         --------------
2001........................................................        $  367
2002........................................................           377
2003........................................................           348
2004........................................................            56
                                                                    ------
     Total..................................................        $1,148
                                                                    ======

     Rent expense was $389,000 for fiscal 2000, $364,000 for fiscal 1999 and $143,000 for fiscal 1998.

     During fiscal 1998, we adopted a plan to relocate our headquarters and entered into negotiations to lease a new office facility. We entered into the new lease in February 1998. We recorded a $180,000 charge in our fiscal 1998 financial statements for expected losses to be incurred under our existing lease.

11. SEGMENT INFORMATION

     We operate in one reportable segment, the print-on-demand market, and assess performance based on operating income. Revenue is summarized below:

                                                                 YEAR ENDED JANUARY 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
                                                                     (IN THOUSANDS)
Printing systems............................................   $21,118   $14,094   $11,627
Other.......................................................     1,204     1,753       405
                                                               -------   -------   -------
Total.......................................................   $22,322   $15,847   $12,032
                                                               =======   =======   =======

     Other revenue includes revenue from customer service plans, engineering services and royalties.

     Revenue by geographic area is summarized below:

                                                                 YEAR ENDED JANUARY 31,
                                                               ---------------------------
                                                                2000      1999      1998
                                                               -------   -------   -------
                                                                     (IN THOUSANDS)
United States...............................................   $17,505   $10,978   $ 7,990
Asia........................................................     1,047     3,395     2,735
Europe......................................................     1,662     1,047       702
Other foreign countries.....................................     2,108       427       605
                                                               -------   -------   -------
Total.......................................................   $22,322   $15,847   $12,032
                                                               =======   =======   =======

     Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

     For the year ended January 31, 2000, two customers represented 34.9% and 11.5% of revenue. One customer in each period accounted for 14.1% and 19.0% of revenue for each corresponding year ended January 31, 1999 and 1998. At January 31, 2000, two customers represented 31.5% and 17.3% of total receivables. One customer in each corresponding period accounted for 12.7% and 6.9% of total receivables at January 31, 1999 and 1998.

12. EMPLOYEE RETIREMENT SAVING PLAN

     We have a pretax saving plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation, not to exceed the maximum IRS deferral amount. Our discretionary contribution is determined by our board of directors. Currently, we match 50% of each participant's contribution, up to 6% of the participant's compensation. Our contributions vest with each employee ratably over four years beginning after the employee's first full year of service. We contributed to the plan $114,000 during fiscal 2000 and $69,000 during fiscal 1999.

13. NET INCOME OR LOSS PER COMMON SHARE

     The following table summarizes the computation of basic and diluted net income or loss per common share:

                                                                YEAR ENDED JANUARY 31,
                                                               -------------------------
                                                                2000     1999     1998
                                                               ------   ------   -------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).........................................   $  677   $ (623)  $(1,218)
  Accretion on redeemable preferred stock...................      (22)     (22)      (22)
                                                               ------   ------   -------
  Net income (loss) applicable to common
     shareholders -- Basic..................................      655     (645)   (1,240)
  Add back accretion on redeemable preferred stock..........       22       --        --
                                                               ------   ------   -------
  Net income (loss) applicable to common
     shareholders -- Diluted................................   $  677   $ (645)  $(1,240)
                                                               ======   ======   =======
Denominator:
  Weighted average shares outstanding -- Basic..............    2,641    2,444     2,052
  Conversion of preferred stock.............................    6,012       --        --
  Effect of outstanding stock options.......................    1,208       --        --
                                                               ------   ------   -------
  Total -- Diluted..........................................    9,861    2,444     2,052
                                                               ======   ======   =======
Net income (loss) per common share -- Basic.................   $ 0.25   $(0.26)  $ (0.60)
                                                               ======   ======   =======
Net income (loss) per common share -- Diluted...............   $ 0.07   $(0.26)  $ (0.60)
                                                               ======   ======   =======

     For the years ended January 31, 2000, 1999 and 1998, the historical diluted computations exclude the effects of all stock options and shares of convertible preferred stock which were antidilutive. At each corresponding period ended January 31, 2000, 1999 and 1998, common shares issuable under these arrangements which were antidilutive were 69,000, 7,444,000 and 7,525,000.

                                                                     SCHEDULE II
                               T/R SYSTEMS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT     CHARGED TO                                          BALANCE AT
                                         BEGINNING      COSTS AND        CHARGED TO                           END OF
DESCRIPTION                              OF PERIOD       EXPENSES      OTHER ACCOUNTS     DEDUCTIONS(1)       PERIOD
-----------                              ----------     ----------     --------------     -------------     ----------
Year ended January 31, 2000
  allowance for doubtful accounts...       $ 200          $  71               --              $(121)          $ 150
Year ended January 31, 1999
  allowance for doubtful accounts...         175             25               --                 --             200
Year ended January 31, 1998
  allowance for doubtful accounts...          82            175               --                (82)            175
Year ended January 31, 2000
  allowance for inventory
  obsolescence......................         573            119               --               (271)            421
Year ended January 31, 1999
  allowance for inventory
  obsolescence......................         670            132               --               (229)            573
Year ended January 31, 1998
  allowance for inventory
  obsolescence......................         336            504               --               (170)            670

---------------

(1) Deductions represent write-offs to the respective reserve accounts.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                       DESCRIPTION OF EXHIBIT
--------------                       ----------------------
    10.17+        Master Assembly and Distribution Agreement, dated February
                  19, 2000, by and between Toshiba America Business Solutions,
                  Inc. and T/R Systems, Inc.
    27.1          Financial Data Schedule (for SEC use only)

---------------

+ Confidential treatment has been requested with respect to portions of this exhibit