Form 10-Q
period 2000-04-30
T/R SYSTEMS INC
filed 2000-06-13
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 30, 2000

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    ------

Commission file number:                 0-29045
                       -----------------------------------------


                               T/R SYSTEMS, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


          Georgia                                                58-1958870
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               1300 Oakbrook Drive
                                Norcross, Georgia
                    ----------------------------------------
                    (Address of principal executive offices)

                                      30093
                                   ----------
                                   (Zip Code)

                                 (770) 448-9008
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                  ------------
     (Former name, former address, and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of June 12, 2000, 11,913,390 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS





                                                      PART I                                               Page
                                                                                                           ----
Item 1      Financial Statements.........................................................................    2
Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations........    7
Item 3      Quantitative and Qualitative Disclosures About Market Risk...................................    9

                                                     PART II
Item 2      Changes in Securities and Use of Proceeds....................................................    9
Item 6      Exhibits and Reports on Form 8-K.............................................................    9

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS.


                                T/R SYSTEMS, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       APRIL 30,       JANUARY 31,
                                                                          2000             2000
                                                                       ---------       -----------

                                     ASSETS
Current Assets:
  Cash and cash equivalents ....................................        $ 28,607         $ 27,514
  Receivables, net of allowance ................................           3,414            4,659
  Inventories, net .............................................           3,548            3,466
  Prepaid expenses and other ...................................             438              475
                                                                        --------         --------
        Total current assets ...................................          36,007           36,114
Property and equipment, net ....................................           1,074            1,058
                                                                        --------         --------
                                                                        $ 37,081         $ 37,172
                                                                        ========         ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .............................................        $  1,623         $  1,733
  Deferred revenue .............................................             816            1,027
  Accrued salaries and wages ...................................             775            1,388
  Other liabilities ............................................             823              775
                                                                        --------         --------
        Total current liabilities ..............................           4,037            4,923
Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares
    authorized, 8,977,084 shares designated as redeemable,
    convertible preferred stock, 222,222 shares series D
    convertible preferred stock designated, none issued and
    outstanding ................................................              --               --
  Common stock, $0.01 par value, 88,000,000 shares
    authorized; 11,860,693 and 11,733,234 shares issued and
    outstanding, respectively ..................................             119              117

  Additional paid-in capital ...................................          42,824           42,839
  Deferred compensation ........................................             (52)             (60)
  Accumulated deficit ..........................................          (9,847)         (10,647)
                                                                        --------         --------
        Total shareholders' equity .............................          33,044           32,249
                                                                        --------         --------
                                                                        $ 37,081         $ 37,172
                                                                        ========         ========


                        See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                  FOR THE QUARTER ENDED
                                                        APRIL 30,
                                                        ---------
                                                    2000         1999
                                                    ----         ----

Revenue...................................        $ 7,310      $ 4,656
Cost of sales.............................          2,934        1,946
                                                  -------      -------
Gross profit..............................          4,376        2,710
Operating Expenses:
  Research and development................          1,092          815
  Sales and marketing.....................          2,095        1,384
  General and administrative..............            734          452
                                                  -------      -------
          Total operating expenses........          3,921        2,651
                                                  -------      -------
Operating income .........................            455           59
Interest income, net......................            380           16
                                                  -------      -------
Income before income taxes................            835           75
Income tax expense........................             35           --
                                                  -------      -------
Net income................................        $   800      $    75
                                                  =======      =======
Net income per common
  share-- Basic...........................        $  0.07      $  0.03
                                                  =======      =======
Net income per common and common
  equivalent share-- Diluted..............        $  0.06      $  0.01
                                                  =======      =======


                        See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    FOR THE QUARTER
                                                                         ENDED
                                                                       APRIL 30,
                                                                       ---------
                                                                   2000            1999
                                                                --------         -------
Operating Activities:
  Net income ...........................................        $    800         $    75
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation ......................................             146             138
     Deferred compensation expense .....................               8               8
     Changes in assets and liabilities:
        Decrease (increase) in receivables .............           1,245            (519)
        Increase in inventories ........................             (82)           (456)
        Decrease (increase) in prepaid expenses ........              37             (84)
        Increase (decrease) in accounts payable ........            (110)            388
        Increase (decrease) in deferred revenue ........            (211)          1,371
        Decrease in accrued salaries and wages .........            (613)            (88)
        Increase in other liabilities ..................              48              36
                                                                --------         -------
           Net cash provided by operating activities ...           1,268             869
Investing Activities:
   Purchases of property and equipment .................            (162)            (80)
Financing Activities:
   Principal repayments on long term debt ..............              --             (12)
   Proceeds from sale of common stock ..................             106              22
   Costs of initial public offering ....................            (119)             --
                                                                --------         -------
Net cash (used in) provided by financing activities ....             (13)             10
                                                                --------         -------
Net increase in cash and cash equivalents ..............           1,093             799
Cash and Cash Equivalents:
  Beginning of period ..................................          27,514           2,166
                                                                --------         -------
  End of period ........................................        $ 28,607         $ 2,965
                                                                ========         =======
Cash paid for interest .................................        $     --         $     4
                                                                ========         =======

                        See notes to financial statements

                                T/R SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  The unaudited interim condensed financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited financial statements contained in T/R Systems' Annual Report on Form 10-K for the fiscal year ended January 31, 2000 and should be read in conjunction with those audited financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods have been made.

                  The preparation of these unaudited interim financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2000 and the reported amounts of revenue and expenses during the three months then ended. Actual results could differ from these estimates. Additionally, our results for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                  Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 financial statement presentation.


2.       NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of derivatives. We intend to adopt SFAS No. 133 effective February 1, 2001. We have not determined the effect, if any, of the adoption of this statement on our financial position or results of operations, but we do not believe it will be significant since we do not have significant derivative activity.

3.       BALANCE SHEET DETAIL

                                                                APRIL 30,   JANUARY 31,
                                                                  2000         2000
                                                                  ----         ----
                                                                   (IN THOUSANDS)
                    RECEIVABLES:

                    Accounts receivable....................     $  3,575     $  4,809
                    Less allowance for doubtful accounts...          161          150
                                                                --------     --------
                                                                $  3,414     $  4,659
                                                                ========     ========

                    INVENTORIES:

                    Components and supplies................      $ 3,347     $  2,861
                    Finished goods.........................          729        1,026
                                                                 -------     --------
                                                                   4,076        3,887
                    Less reserve for potential losses......          528          421
                                                                 -------     --------
                                                                 $ 3,548     $  3,466
                                                                 =======     ========

4.       SEGMENT INFORMATION

                  We operate in one reportable segment, the print-on-demand market, and assess performance based on operating income. Revenue is summarized below:

                                                       FOR THE THREE MONTHS
                                                          ENDED APRIL 30,
                                                          ---------------
                                                         2000        1999
                                                         ----        ----
                                                          (IN THOUSANDS)
                      Printing systems..............   $  6,856    $  4,575
                      Other.........................        454          81
                                                       --------    --------
                      Total.........................   $  7,310    $  4,656
                                                       ========    ========

         Other revenue includes revenue from customer service plans, engineering services and royalties.

         Revenue by geographic area is summarized below:

                                                        FOR THE THREE MONTHS
                                                          ENDED APRIL 30,
                                                          ---------------
                                                           2000        1999
                                                         --------   --------
                                                            (IN THOUSANDS)
                      United States....................  $  5,997   $  4,239
                      Asia.............................       140          3
                      Europe...........................       726         57
                      Other foreign countries..........       447        357
                                                         --------   --------
                      Total............................  $  7,310   $  4,656
                                                         ========   ========

         Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per common share:

                                                               FOR THE THREE MONTHS
                                                                 ENDED APRIL 30,
                                                                 ---------------
                                                                2000           1999
                                                              -------        -------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net income .........................................        $   800        $    75
  Accretion on redeemable preferred stock ............             --             (5)
                                                              -------        -------
  Net income applicable to common
    shareholders -- Basic ............................            800             70
  Add back accretion on redeemable preferred stock ...             --              5
                                                              -------        -------
  Net income applicable to common
    shareholders -- Diluted ..........................        $   800        $    75
                                                              =======        =======
Denominator:
  Weighted average shares outstanding -- Basic .......         11,757          2,511
  Conversion of preferred stock ......................             --          5,934
  Effect of outstanding stock options ................          1,233          1,144
                                                              -------        -------
  Total -- Diluted ...................................         12,990          9,589
                                                              =======        =======
Net income per common share -- Basic .................        $  0.07        $  0.03
                                                              =======        =======
Net income per common and common
  equivalent share -- Diluted .........................       $  0.06        $  0.01
                                                              =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following management's discussion and analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the year ended January 31, 2000. Results for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

     The following table presents operating data as a percentage of revenue.


                                               FOR THE THREE MONTHS
                                                  ENDED APRIL 30,
                                                  ---------------
                                                2000           1999
                                               ------         ------
Revenue ............................           100.0%         100.0%
Cost of sales ......................            40.1           41.8
                                               -----          -----
Gross profit .......................            59.9           58.2
Operating expenses:
  Research and development .........            14.9           17.5
  Sales and marketing ..............            28.7           29.7
  General and administrative .......            10.1            9.7
                                               -----          -----
          Total operating expenses .            53.7           56.9
                                               -----          -----
Operating income ...................             6.2            1.3
Interest income, net ...............             5.2            0.3
                                               -----          -----
Income before taxes ................            11.4            1.6
Income tax expense .................             0.5             --
                                               -----          -----
Net income .........................            10.9%           1.6%
                                               =====          =====


         Revenue. Revenue increased by $2.6 million, or 57.0%, from $4.7 million in the quarter ended April 30, 1999 to $7.3 million in the quarter ended April 30, 2000. This increase was primarily due to an increase in revenue from our OEM relationships, including shipments to two additional OEM partners. In the first quarter of the current fiscal year, we sold systems to Hitachi Koki Imaging Solutions and to Ricoh Corporation. We derived no revenue from these OEM partners in the first quarter of the prior fiscal year.

         During the quarter ended April 30, 2000, we derived $6.0 million, or 82.0%, of our revenue from sales shipped to customers in the United States. This compares to $4.2 million, or 91.0%, of revenue in the same quarter of the prior fiscal year. Revenue from sales shipped internationally was a greater percentage of revenue in the first quarter of the current fiscal year than in the first quarter of the prior year due primarily to an increase in sales in Europe. Sales in Europe were $726,000, or 9.9% of revenue, in the first quarter of the current fiscal year as compared to $57,000, or 1.2% of revenue, in the first quarter of the prior year. The increase in sales in Europe was due to our improved sales infrastructure in Europe as well as improved sales in Europe through our OEM relationships. The remaining revenue from sales shipped internationally in the quarter ended April 30, 2000 was primarily generated from sales in Canada.

         Gross Profit. Our gross profit, revenue less cost of sales, increased $1.7 million, or 61.5%, from $2.7 million in the quarter ended April 30, 1999 to $4.4 million in the quarter ended April 30, 2000. Our gross margin, gross profit as a percent of sales, increased from 58.2% in the quarter ended April 30, 1999 to 59.9% in the quarter ended April 30, 2000. The increase in gross margin was due to an increase in OEM revenue as a percent of total revenue as well as an improvement in the gross margins of system sales through both our independent dealer network and our OEM relationships. We typically realize higher gross margins on OEM revenue than we do through our independent dealer network as the OEM systems typically include less hardware than systems sold through independent dealers. We normally realize higher margins on software than hardware. The improvement in gross margin from sales through our independent dealer network was due to an increase in software revenue as a percent of total revenue from our dealer network, as well as cost reductions in our black and white print engines. The improvement in gross margin from sales through our OEM relationships was due primarily to an increase in OEM software revenue as a percent of total OEM revenue. These increases in our gross margin were partially offset by an increase in overhead costs.

         Research and Development. Research and development expenses increased $277,000, or 34.0%, from $815,000 in the quarter ended April 30, 1999 to $1.1 million in the quarter ended April 30, 2000. The increase was primarily due to an increase of $196,000 in personnel-related expenses resulting from the hiring of additional research and development personnel to assist in the further development of our products. The remaining increase was due to increases in expenses related to product development and testing, including costs of print engine consumables, regulatory testing and travel. We believe that research and development spending, including spending for employee salaries and benefits, will increase in the future as we expand our product offerings and increase connectivity and software functionality of our products.

         Sales and Marketing. Sales and marketing expenses increased by $711,000, or 51.4%, from $1.4 million to $2.1 million. As a percent of revenue, sales and marketing expenses decreased from 29.7% in the quarter ended April 30, 1999 to 28.7% in the quarter ended April 30, 2000. Of the $711,000 increase in sales and marketing expenses, $296,000 was due to an increase in salaries and benefits as a result of the hiring of additional sales personnel as well as additional technical support personnel to support the growth of our business. The remaining increase was primarily due to an increase in travel-related expenses of $153,000 and an increase in marketing expenses, which include costs associated with advertising, public relations and trade shows, of $109,000. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and to support additional OEM relationships in the future.

         General and Administrative. Our general and administrative expenses in the quarter ended April 30, 2000 were $734,000, or 10.0% of revenue, as compared to $452,000, or 9.7% of revenue, in the first quarter of the prior fiscal year. The increase of $282,000, or 62.4%, was due primarily to an increase in personnel-related expenses of $125,000 and the incurrence of $119,000 in additional expenses as a result of being a publicly traded company. The additional public company expenses consist of expenses related to public reporting and directors' fees, as well as increased insurance expense and professional service fees. We completed our initial public offering in January 2000.

         Interest Income, Net. Interest income, net increased $364,000 to $380,000 in the quarter ended April 30, 2000 from $16,000 in the same quarter last year. The increase was due to an increase in the cash available for short-term investment during the quarter, primarily as a result of our initial public offering. Upon completion of our initial public offering in January 2000, we received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Income Tax Expense. In the quarter ended April 30, 2000, we recorded $35,000 in income tax expense for alternative minimum taxes on net income after utilizing our net operating carryforward deduction. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we have not recorded a deferred tax asset as of April 30, 2000, due to the uncertainty of future profitability. No income tax expense was recorded in the quarter ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $1.1 million during the quarter ended April 30, 2000 from $27.5 million at January 31, 2000 to $28.6 million at April 30, 2000. Working capital increased by $779,000 due to the increase in cash and a decrease in current liabilities offset by a decrease in accounts receivable since the end of the prior fiscal year.

         Net cash provided by operating activities was $1.3 million in the quarter ended April 30, 2000 as compared to $869,000 in the same quarter of the prior fiscal year. The increase was primarily due to the increase in our net income. Cash used in investing activities, which consists of purchases of property and equipment, was $162,000 in the quarter ended April 30, 2000 and $80,000 in the quarter ended April 30, 1999. Net cash used in financing activities of $13,000 for the quarter ended April 30, 2000 consisted of $106,000 in proceeds from employee stock option exercises offset by $119,000 in additional costs related to our initial public offering paid during the quarter.

         There were no borrowings outstanding under our $3.0 million revolving line of credit during the quarter ended April 30, 2000. We were in compliance with the covenants of the revolving line of credit at April 30, 2000. In April 2000, the $200,000 letter of credit we had outstanding under this agreement in connection with an operating lease obligation was reduced to $150,000 in accordance with the terms of the operating lease.

         We believe that our current cash and cash equivalents and cash generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and business expansion for the foreseeable future. However, if cash generated by operations is insufficient to satisfy our operating requirements or if we determine to acquire any technology, we may be required to raise additional funds, through either debt or equity financings. There can be no assurance that we will be able to obtain any financing on terms acceptable to us, if at all.

         Inflation had no material impact on our operations during the quarter ended April 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of April 30, 2000, we had no borrowings under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

         A significant portion of our revenue is derived from international customers. Currently, all our sales to international customers are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.



                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Inapplicable.

(b)      Inapplicable.

(c)      Inapplicable.

(d) In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000. The 2,880,000 shares sold by us had an aggregate offering price of $28.8 million. We paid the underwriters discounts and commissions totaling $2.0 million and incurred expenses of $1.4 million in connection with the offering, which resulted in total expenses of $3.4 million. Therefore, the net offering proceeds to T/R Systems were $25.4 million.

                  As of April 30, 2000, we had invested all of the net proceeds from our initial public offering in commercial paper, certificates of deposits and government securities with original maturities of 90 days or less. No payments from these proceeds were made to any of our directors, officers, holders of 10% or more of our equity securities or any other affiliates of T/R Systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                      EXHIBIT
                      NUMBER                             DESCRIPTION OF EXHIBIT
                      ------                             ----------------------

                      27.1           --  Financial Data Schedule (for SEC use only)
                      27.2           --  Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     T/R Systems, Inc.



     June 13, 2000                       /s/ Lyle W. Newkirk
                                     ------------------------------------------
                                     Lyle W. Newkirk
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX



        EXHIBIT
        NUMBER                             DESCRIPTION OF EXHIBIT
        ------                             ----------------------

        27.1           --  Financial Data Schedule (for SEC use only)
        27.2           --  Financial Data Schedule (for SEC use only)