Form 10-Q
period 2000-07-31
T/R SYSTEMS INC
filed 2000-09-13
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 2000

                           or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from        to
                                        ------    ------

Commission file number:           0-29045
                         ------------------------

                                T/R SYSTEMS, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Georgia                                        58-1958870
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                               1300 Oakbrook Drive
                                Norcross, Georgia
                    ----------------------------------------
                    (Address of principal executive offices)

                                      30093
                                   ----------
                                   (Zip Code)

                                 (770) 448-9008
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of September 8, 2000, 12,131,764 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS



                                                                                                            Page
                                                                                                            ----

                                                    PART I
      Item 1   Financial Statements....................................................................       2
      Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations...       7
      Item 3   Quantitative and Qualitative Disclosures About Market Risk .............................      10

                                                    PART II
      Item 2   Changes in Securities and Use of Proceeds...............................................      10
      Item 4   Submission of Matters to a Vote of Security Holders.....................................      11
      Item 6   Exhibits and Reports on Form 8-K........................................................      11

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                                T/R SYSTEMS, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                              JULY 31,          JANUARY 31,
                                                                                2000               2000
                                                                              --------          -----------
                              ASSETS
Current Assets:
  Cash and cash equivalents ........................................          $ 29,014           $ 27,514
  Receivables, net of allowance ....................................             4,599              4,659
  Inventories, net .................................................             4,183              3,466
  Prepaid expenses and other .......................................               589                475
                                                                              --------           --------
        Total current assets .......................................            38,385             36,114
Property and equipment, net ........................................             1,565              1,058
                                                                              --------           --------
                                                                              $ 39,950           $ 37,172
                                                                              ========           ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................          $  2,146           $  1,733
  Deferred revenue .................................................               865              1,027
  Accrued salaries and wages .......................................             1,131              1,388
  Other liabilities ................................................               943                775
                                                                              --------           --------
        Total current liabilities ..................................             5,085              4,923
Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares
    authorized, 8,977,084 shares designated as redeemable,
    convertible preferred stock, 222,222 shares designated as
    series D convertible preferred stock, none issued or
    outstanding ....................................................                --                 --
  Common stock, $0.01 par value, 88,000,000 shares authorized;
    12,024,554 and 11,733,234 shares issued and outstanding, .......               120                117
    respectively
  Additional paid-in capital .......................................            42,986             42,839
  Deferred compensation ............................................               (44)               (60)
  Accumulated deficit ..............................................            (8,197)           (10,647)
                                                                              --------           --------
        Total shareholders' equity .................................            34,865             32,249
                                                                              --------           --------
                                                                              $ 39,950           $ 37,172
                                                                              ========           ========

                        See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                     ENDED                           ENDED
                                                    JULY 31,                        JULY 31,
                                           --------------------------       -------------------------
                                              2000            1999            2000             1999
                                            --------        --------        --------         --------
Revenue ..............................      $  8,839        $  5,233        $ 16,149         $  9,889
Cost of sales ........................         3,406           2,264           6,340            4,210
                                            --------        --------        --------         --------
Gross profit .........................         5,433           2,969           9,809            5,679
Operating Expenses:
  Research and development ...........         1,105             841           2,197            1,656
  Sales and marketing ................         2,240           1,608           4,335            2,992
  General and administrative .........           751             410           1,485              862
                                            --------        --------        --------         --------
          Total operating expenses ...         4,096           2,859           8,017            5,510
                                            --------        --------        --------         --------
Operating income .....................         1,337             110           1,792              169
Interest income, net .................           400              26             780               42
                                            --------        --------        --------         --------
Income before income taxes ...........         1,737             136           2,572              211
Income tax expense ...................            87              --             122               --
                                            --------        --------        --------         --------
Net income ...........................      $  1,650        $    136        $  2,450         $    211
                                            ========        ========        ========         ========
Net income per common
  share -- Basic .....................      $   0.14        $   0.05        $   0.21         $   0.08
                                            ========        ========        ========         ========
Net income per common and common
  equivalent share -- Diluted ........      $   0.13        $   0.01        $   0.19         $   0.02
                                            ========        ========        ========         ========

                        See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS
                                                                             ENDED
                                                                            JULY 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                   --------           -------
Operating Activities:
  Net income ................................................      $  2,450           $   211
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation ...........................................           317               273
     Deferred compensation expense ..........................            16                17
     Changes in assets and liabilities:
        (Increase) decrease in receivables ..................            60              (480)
        Increase in inventories .............................          (717)              (46)
        Increase in prepaid expenses and and other ..........          (114)             (102)
        Increase (decrease) in accounts payable .............           413              (333)
        Increase (decrease) in deferred revenue .............          (162)            1,227
        Increase (decrease) in accrued salaries and wages ...          (257)               80
        Increase in other liabilities .......................           168                59
                                                                   --------           -------
           Net cash provided by operating activities ........         2,174               906
Investing Activities:
   Purchases of property and equipment ......................          (824)             (172)
Financing Activities:
   Principal repayments on long term debt ...................            --               (25)
   Proceeds from sale of common stock .......................           281                38
   Proceeds from sale of preferred stock ....................            --               995
   Costs of initial public offering .........................          (131)               --
                                                                   --------           -------
Net cash provided by financing activities ...................           150             1,008
                                                                   --------           -------
Net increase in cash and cash equivalents ...................         1,500             1,742
Cash and Cash Equivalents:
  Beginning of period .......................................        27,514             2,166
                                                                   --------           -------
  End of period .............................................      $ 29,014           $ 3,908
                                                                   ========           =======
Cash paid for interest ......................................      $     --           $     9
                                                                   ========           =======
Cash paid for income taxes ..................................      $     34           $    --
                                                                   ========           =======

                        See notes to financial statements

                                T/R SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

                  The unaudited interim financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited financial statements contained in T/R Systems' Annual Report on Form 10-K for the fiscal year ended January 31, 2000 and should be read in conjunction with those audited financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods have been made.

                  The preparation of these unaudited interim financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2000 and the reported amounts of revenue and expenses during the three and six months then ended. Actual results could differ from these estimates. Additionally, our results for the six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                  Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 financial statement presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, some contracts that were not formerly considered derivatives may now meet the definition of derivatives. We intend to adopt SFAS No. 133 effective February 1, 2001. We have not determined the effect, if any, of the adoption of this statement on our financial position or results of operations, but we do not believe it will be significant since we do not have significant derivative activity.

                  In 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective for the fourth quarter of fiscal years beginning after December 15, 1999. Although we are in the process of assessing the impact of SAB No. 101 on our financial statements, we do not expect the effect of SAB
         No. 101, if any, to be material.

3.       BALANCE SHEET DETAIL

                                                                  JULY 31,       JANUARY 31,
                                                                    2000            2000
                                                                  --------       ----------
                                                                       (IN THOUSANDS)
                     RECEIVABLES:

                     Accounts receivable ....................      $4,779          $4,809
                     Less allowance for doubtful accounts ...         180             150
                                                                   ------          ------
                                                                   $4,599          $4,659
                                                                   ======          ======

                     INVENTORIES:

                     Components and supplies ................      $3,736          $2,861
                     Finished goods .........................         975           1,026
                                                                   ------          ------
                                                                    4,711           3,887
                     Less reserve for potential losses ......         528             421
                                                                   ------          ------
                                                                   $4,183          $3,466
                                                                   ======          ======

4.       SEGMENT INFORMATION

                  We operate in one reportable segment, the print-on-demand market, and assess performance based on operating income. Revenue is summarized below:


                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                           ENDED JULY 31,                  ENDED JULY 31,
                                                      ------------------------        -------------------------
                                                        2000            1999            2000             1999
                                                      --------        --------        --------         --------
                                                            (IN THOUSANDS)                  (IN THOUSANDS)

                     Digital communications
                       systems .................      $  8,044        $  5,001        $ 14,900         $  9,576
                     Other .....................           795             232           1,249              313
                                                      --------        --------        --------         --------
                     Total .....................      $  8,839        $  5,233        $ 16,149         $  9,889
                                                      ========        ========        ========         ========

         Digital communications systems include software and hardware products for managing a document from creation to its final destination. Other revenue includes revenue from customer service plans, engineering services and royalties.

                  Revenue by geographic area is summarized below:


                                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                           ENDED JULY 31,                  ENDED JULY 31,
                                                      ------------------------        -------------------------
                                                        2000            1999            2000             1999
                                                      --------        --------        --------         --------
                                                            (IN THOUSANDS)                  (IN THOUSANDS)
                     United States .............      $  7,732        $  3,776        $ 13,729         $  8,015
                     Asia ......................            16             153             156              156
                     Europe ....................           738             925           1,464              982
                     Other foreign countries ...           353             379             800              736
                                                      --------        --------        --------         --------
                     Total .....................      $  8,839        $  5,233        $ 16,149         $  9,889
                                                      ========        ========        ========         ========

         Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME PER COMMON SHARE

                  The following table summarizes the computation of basic and diluted net income per common share:

                                                                           FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                              ENDED JULY 31,                    ENDED JULY 31,
                                                                         ------------------------          ------------------------
                                                                          2000             1999             2000              1999
                                                                         -------          -------          -------          -------
                                                                          (IN THOUSANDS, EXCEPT             (IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)                   PER SHARE DATA)
             Numerator:
               Net income .........................................      $ 1,650          $   136          $ 2,450          $   211
               Accretion on redeemable preferred stock ............           --               (6)              --              (11)
                                                                         -------          -------          -------          -------
               Net income applicable to common
                 shareholders -- Basic ............................        1,650              130            2,450              200
               Add back accretion on redeemable preferred stock ...           --                6               --               11
                                                                         -------          -------          -------          -------
               Net income applicable to common
                 shareholders -- Diluted ..........................      $ 1,650          $   136          $ 2,450          $   211
                                                                         =======          =======          =======          =======
             Denominator:
               Weighted average shares outstanding -- Basic .......       11,950            2,536           11,854            2,524
               Conversion of preferred stock ......................           --            6,044               --            5,989
               Effect of outstanding stock options ................          913            1,175            1,073            1,159
                                                                         -------          -------          -------          -------
               Total -- Diluted ...................................       12,863            9,755           12,927            9,672
                                                                         =======          =======          =======          =======
             Net income per common share -- Basic .................      $  0.14          $  0.05          $  0.21          $  0.08
                                                                         =======          =======          =======          =======
             Net income per common and common
               equivalent share -- Diluted ........................      $  0.13          $  0.01          $  0.19          $  0.02
                                                                         =======          =======          =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the year ended January 31, 2000. Results for the six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents operating data as a percentage of revenue.

                                                                           FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                              ENDED JULY 31,                    ENDED JULY 31,
                                                                         ------------------------          ------------------------
                                                                          2000             1999             2000              1999
                                                                         -------          -------          -------          -------
             Revenue ..............................................        100.0%           100.0%          100.0%          100.0%
             Cost of sales ........................................         38.5             43.3            39.3            42.6
                                                                           -----            -----           -----           -----
             Gross profit .........................................         61.5             56.7            60.7            57.4
             Operating expenses:

               Research and development ...........................         12.5             16.1            13.6            16.7
               Sales and marketing ................................         25.3             30.7            26.8            30.3
               General and administrative .........................          8.5              7.8             9.2             8.7
                                                                           -----            -----           -----           -----
                       Total operating expenses ...................         46.3             54.6            49.6            55.7
                                                                           -----            -----           -----           -----
             Operating income .....................................         15.2              2.1            11.1             1.7
             Interest income, net .................................          4.5              0.5             4.8             0.4
             Income before taxes ..................................         19.7              2.6            15.9             2.1
             Income tax expense ...................................          1.0               --             0.8              --
                                                                           -----            -----           -----           -----
             Net income ...........................................         18.7%             2.6%           15.1%            2.1%
                                                                           =====            =====           =====           =====

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2000 AND 1999

         Revenue. Revenue increased by $3.6 million, or 68.9%, from $5.2 million in the quarter ended July 31, 1999 to $8.8 million in the quarter ended July 31, 2000. This increase was primarily due to an increase in revenue from our OEM relationships, including shipments to two additional OEM partners. In the second quarter of the current fiscal year, we sold systems to Hitachi Koki Imaging Solutions and to Ricoh Corporation as well as to Minolta Co., Ltd. In the second quarter of the prior fiscal year, Minolta was the only OEM partner from whom we derived significant revenue.


         During the quarter ended July 31, 2000, we derived $7.7 million, or 87.5%, of our revenue from sales shipped to customers in the United States. This compares to $3.8 million, or 72.2%, of our revenue in the same quarter of the prior fiscal year. The growth in domestic revenue as a percent of total revenue was the result of domestic revenue growing 104.7% from the same quarter in the prior fiscal year, while sales shipped to international customers decreased 24.0% from $1.5 million to $1.1 million over the same period. The rapid growth in domestic revenue was primarily due to our OEM partners buying more of our products for resale in the United States. The decline in international sales was primarily due to a decrease in shipments to one of our OEM partners in Europe. In the second quarter of our prior fiscal year, Minolta was in the process of rolling out the MicroPress in Europe and, thus, shipments to Minolta in Europe were greater than comparable shipments in the second quarter of the current fiscal year. We anticipate that our international revenue as a percent of total revenue will increase due to a strengthening of our non-US sales force and as our OEMs expand the countries into which they sell our products.

         Gross Profit. Our gross profit, revenue less cost of sales, increased $2.4 million, or 83.0%, from $3.0 million in the quarter ended July 31, 1999 to $5.4 million in the quarter ended July 31, 2000. Our gross margin, gross profit as a percent of sales, increased from 56.7% in the quarter ended July 31, 1999 to 61.5% in the quarter ended July 31, 2000. The increase in gross margin was due to an increase in OEM revenue as a percent of total revenue as well as an improvement in the gross margins of sales through our OEM relationships. We typically realize higher gross margins on OEM revenue than we do through our independent dealer network as the OEM systems typically include relatively more software than systems sold through independent dealers. We normally realize higher margins on software than on hardware. The improvement in gross margin from sales through our OEM relationships was due primarily to an increase in OEM software revenue as a percent of total OEM revenue due in part to the increase in the software products we offer. Over the past year, we have added additional software modules that increase the functionality of our systems.

         Research and Development. Research and development expenses increased $264,000, or 31.4%, from $841,000 in the quarter ended July 31, 1999 to $1.1 million in the quarter ended July 31, 2000. The increase was due to an increase in personnel-related expenses resulting from the hiring of additional research and development personnel to assist in the further development of our products. We believe that research and development spending, including spending for employee salaries and benefits, will increase in the future as we expand our product offerings and increase the connectivity and software functionality of our products.

         Sales and Marketing. Sales and marketing expenses increased by $632,000, or 39.3%, from $1.6 million to $2.2 million. As a percent of revenue, sales and marketing expenses decreased from 30.7% in the quarter ended July 31, 1999 to 25.3% in the quarter ended July 31, 2000. Of the $632,000 increase in sales and marketing expenses, $561,000 was due to an increase in personnel-related and travel-related expenses as a result of the hiring of additional sales personnel as well as additional technical support personnel to support the growth of our business. The remaining increase was primarily due to an increase in marketing expenses, which included costs associated with advertising, public relations and trade shows, of $38,000. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and to support additional OEM relationships in the future.

         General and Administrative. Our general and administrative expenses in the quarter ended July 31, 2000 were $751,000 as compared to $410,000 in the same quarter of the prior fiscal year. The increase of $341,000, or 83.2%, was due primarily to the incurrence of $148,000 in additional expenses as a result of being a publicly traded company and an increase in personnel-related expenses of $116,000. The additional public company expenses consisted of expenses related to public reporting and directors' fees, as well as increased insurance expense and professional service fees.

         Interest Income, Net. Interest income, net increased $374,000 to $400,000 in the quarter ended July 31, 2000 from $26,000 in the same quarter last year. The increase was due to an increase in the cash available for short-term investment during the quarter, primarily as a result of our initial public offering. Upon completion of our initial public offering in January 2000, we received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Income Tax Expense. In the quarter ended July 31, 2000, we recorded $122,000 in income tax expense for alternative minimum taxes after utilizing our net operating loss carryforward deduction. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we have not recorded a deferred tax asset as of July 31, 2000, due to the uncertainty of future profitability. No income tax expense was recorded in the quarter ended July 31, 1999.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2000 AND 1999

         Revenue. Revenue increased $6.3 million, or 63.3%, from $9.9 million for the six months ended July 31, 1999 to $16.1 million for the six months ended July 31, 2000. This increase in revenue was primarily due to an increase in revenue from our OEM relationships. In the first half of the current fiscal year, we sold systems to Hitachi and Ricoh as well as Minolta. In the first half of the prior fiscal year, the only OEM partner we had significant shipments to was Minolta. In addition to the increase in revenue from our OEM relationships, we had an increase in revenue from sales through our network of independent dealers. The increase in revenue from our independent dealer network was primarily due to the introduction of new products, including the PrintStation 070 and new software options for the MicroPress.

         During the six months ended July 31, 2000, we derived $2.4 million, or 15.0%, of our revenue from sales shipped to customers outside the United States. This compares to $1.9 million, or 19.0%, for the six months ended July 31, 1999. Revenue from sales shipped internationally decreased as a percent of total revenue due to domestic revenue growing at a faster rate than international revenue. The growth in domestic revenue was due in part to our OEM partners buying more of our products for resale in the United States in the first six months of July 31, 2000. We anticipate that our international revenue as a percent of total revenue will increase due to a strengthening of our non-US sales force and as our OEMs expand the countries into which they sell our products.

         Gross Profit. Our gross profit for the six months ended July 31, 2000 was $9.8 million, up $4.1 million, or 72.7%, from $5.7 million for the six months ended July 31, 1999. Our gross margin for the six months ended July 31, 2000 was 60.7%, up from 57.4% for the same period last year. This increase in our gross margin was primarily due to an increase in OEM revenue as a percent of total revenue. As discussed above, we typically realize a higher gross margin on OEM revenue than we do through our independent dealer network as OEM systems typically include relatively more software than systems sold through independent dealers. Additionally, gross margin improved on sales through both our OEM relationships and our independent dealer network. These increases in gross margin were primarily due to an increase in software revenue as a percent of total revenue on both sales through our OEM relationships and through our independent dealers. The increase in software revenue as a percent of total revenue was due in part to additional software products we began to offer. Over the past year, we have added additional software modules that increase the functionality of our systems.

         Research and Development. Research and development expense increased $541,000, or 32.7%, to $2.2 million for the six months ended July 31, 2000 from $1.7 million for the six months ended July 31, 1999. This increase was due to an increase in personnel related expenses resulting from the hiring of additional research and development personnel to assist in the further development of our products. Research and development expense as a percent of total revenue decreased from 16.7% in the first six months of the prior fiscal year to 13.6% in the first six months of the current fiscal year.

         Sales and Marketing. Sales and marketing expenses were $4.3 million, or 26.8% of total revenue, for the first half of the current fiscal year as compared to $3.0 million, or 30.3% of revenue, for the first half of the prior fiscal year. The increase in sales and marketing expenses between the two periods of $1.3 million, or 44.9%, was primarily due to an increase in personnel-related and travel-related expenses of $1.1 million as result of the hiring of additional sales personnel. The remaining increase was due to an increase in marketing expenses of $147,000. Marketing expenses increased due to additional spending on trade shows and marketing consulting services for the strategic positioning of our company and our products.

         General and Administrative. For the six months ended July 31, 2000, general and administrative expenses were $1.5 million, up $623,000, or 72.3%, from $862,000 for the six months ended July 31, 1999. The increase was primarily due to the incurrence of $266,000 in additional expenses as a result of being a publicly traded company and an increase in personnel-related expenses $242,000.

         Interest Income, Net. Interest income, net was $780,000 for the six months ended July 31, 2000 as compared to $42,000 for the six months ended July 31, 1999. The increase in interest income was primarily due to an increase in cash available for short-term investment, primarily as a result of our initial public offering, which generated $25.4 million in cash, net of underwriting discounts, commissions and other offering costs. Additionally, cash generated from operations was $2.2 million for the six months ended July 31, 2000.

         Income Tax Expense. In the six months ended July 31, 2000, we recorded $87,000 in income tax expense for alternative minimum taxes after utilizing our net operating loss carryforward deductions. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we have not recorded a deferred tax asset as of July 31, 2000, due to the uncertainty of future profitability. No income tax expense was recorded for the six months ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $1.5 million to $29.0 million during the six months ended July 31, 2000.

         For the six months ended July 31, 2000, net cash provided by operating activities was $2.2 million as compared to $906,000 in the first half of the prior fiscal year. The increase was primarily due to the increase in net income during the first six months of this year as compared to the first six months of last year. Net cash used in investing activities, which consists of purchases of property and equipment, was $824,000 for the six months ended July 31, 2000 and $172,000 for the six months ended July 31, 1999. The increase in purchases of property and equipment was primarily due to purchases of equipment for product demonstrations and trade shows, product development and testing and technical support as well as equipment, information systems infrastructure and leasehold improvements purchased for a newly leased operations and training center scheduled to open in the third quarter of the current fiscal year. Net cash provided by financing activities was $150,000 in the first half of the current fiscal year consisting of proceeds from stock option exercises of $281,000 less $131,000 in payments of expenses related to our initial public offering. Net cash provided by financing activities in the first six months of the prior fiscal year of $1.0 million was primarily the result of the private placement of our series D preferred stock.

         There were no borrowings outstanding under our $3.0 million revolving line of credit during the six months ended July 31, 2000. We were in compliance with the covenants of the revolving line of credit at July 31, 2000. This revolving line of credit expires in October 2000. In April 2000, the $200,000 letter of credit we had outstanding under this agreement in connection with an operating lease obligation was reduced to $150,000 in accordance with the terms of the operating lease.

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

         Inflation had no material impact on our operations during the quarter or six months ended July 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of July 31, 2000, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

         A significant portion of our revenue is derived from sales to international customers. Currently, all of our sales to international customers are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) Inapplicable.

         (b) Inapplicable.

         (c) Inapplicable.

         (d) In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

                  As of July 31, 2000, we had invested all of the net proceeds from our initial public offering in government securities with original maturities of 90 days or less. No payments from these proceeds were made to any of our directors, officers, holders of 10% or more of our equity securities or any other affiliates of T/R Systems.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 11, 2000, we held our annual meeting of the shareholders (the "Meeting"). Set forth below is information regarding the matters submitted for a vote of security holders at the Meeting, as well as the number of votes cast for, against or withheld from such proposal, including abstentions and broker non-votes.

I. Proposal to elect three directors as class I directors to serve a three-year term expiring at the annual meeting of the shareholders in 2003:


      Name                                             Votes For                           Votes Withheld
      ----                                             ---------                           --------------
Charles H. Phipps                                      9,432,270                                1,668
Peter S. Sealey                                        9,432,920                                1,018
Kevin J. McGarity                                      9,432,645                                1,293

The following are the names and terms of office of the directors whose terms continued after the Meeting: E. Neal Tompkins and Philip T. Gianos are class II directors whose term will expire at the annual meeting of the shareholders in 2001; and Michael E. Kohlsdorf and C. Harold Gaffin are class III directors whose term will expire at the annual meeting of the shareholders in 2002.

II.      Proposal to ratify and approve our 2000 Employee Stock Purchase Plan:


               Votes For       Votes Against         Votes Withheld           Abstentions          Broker Non-Votes
               ---------       -------------         --------------           -----------          ----------------
Total          9,379,018          23,100                   0                    31,820                     0

III. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2001 fiscal year:


               Votes For       Votes Against         Votes Withheld           Abstentions          Broker Non-Votes
               ---------       -------------         --------------           -----------          ----------------
Total         9,425,018            615                     0                     8,305                     0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                      EXHIBIT
                      NUMBER                    DESCRIPTION OF EXHIBIT
                      -------                   ----------------------
                      10.18*             Master Assembly and Distribution
                                         Agreement, dated July 27, 2000, by and
                                         between IKON Office Solutions, Inc. and
                                         T/R Systems, Inc.
                      27.1           --  Financial Data Schedule (for SEC use only)

         ---------

         * Confidential treatment has been requested with respect to certain portions of this exhibit.

         (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    T/R Systems, Inc.



    September 13, 2000                     /s/ Lyle W. Newkirk
--------------------------          ------------------------------------
                                    Lyle W. Newkirk
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                  EXHIBIT INDEX

                            EXHIBIT
                            NUMBER                   DESCRIPTION OF EXHIBIT
                            -------                  ----------------------
                            10.18*             Master Assembly and Distribution
                                               Agreement, dated July 27, 2000,
                                               by and between IKON Office
                                               Solutions, Inc. and T/R Systems,
                                               Inc.
                            27.1           --  Financial Data Schedule (for SEC use only)

-------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.