Form 10-Q
period 2000-10-31
T/R SYSTEMS INC
filed 2000-12-14
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the transition period from        to
                                      ------    ------

Commission file number:           0-29045
                          -------------------------


                                T/R SYSTEMS, INC.
             ------------------------------------------------------
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

                                      30093
                                ---------------
                                   (Zip Code)

                                 (770) 448-9008
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                 --------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 13, 2000, 12,193,763 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS

                                                             PART I                                               Page
                                                                                                                  ----
Item 1     Financial Statements..............................................................................       2
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.............       7
Item 3     Quantitative and Qualitative Disclosures About Market Risk .......................................      10

                                                             PART II
Item 2     Changes in Securities and Use of Proceeds.........................................................      10
Item 6     Exhibits and Reports on Form 8-K..................................................................      11

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               T/R SYSTEMS, INC.
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                         OCTOBER 31,    JANUARY 31,
                                                                                             2000           2000
                                                                                         -----------    -----------
                                                              ASSETS
  Current Assets:
    Cash and cash equivalents .......................................................      $ 27,739       $ 27,514
    Receivables, net of allowance ...................................................         7,593          4,659
    Inventories, net ................................................................         4,703          3,466
    Prepaid expenses and other ......................................................           496            475
                                                                                           --------       --------
          Total current assets ......................................................        40,531         36,114
  Property and equipment, net .......................................................         2,668          1,058
                                                                                           --------       --------
                                                                                           $ 43,199       $ 37,172
                                                                                           ========       ========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable ................................................................      $  3,343       $  1,733
    Deferred revenue ................................................................           799          1,027
    Accrued salaries and wages ......................................................         1,055          1,388
    Other liabilities ...............................................................           975            775
                                                                                           --------       --------
          Total current liabilities .................................................         6,172          4,923
  Shareholders' Equity:
    Preferred stock, $0.01 par value, 12,000,000 shares
          authorized; 8,977,084 shares designated as redeemable,
          convertible preferred stock, 222,222 shares designated
          as series D convertible preferred stock; none issued
          or outstanding
    Common stock, $0.01 par value, 88,000,000 shares authorized;
          12,180,960 and 11,733,234 shares issued and outstanding,
          respectively ..............................................................           122            117
    Additional paid-in capital ......................................................        43,124         42,839
    Deferred compensation ...........................................................           (36)           (60)
    Accumulated deficit .............................................................        (6,183)       (10,647)
                                                                                           --------       --------
          Total shareholders' equity ................................................        37,027         32,249
                                                                                           --------       --------
                                                                                           $ 43,199       $ 37,172
                                                                                           ========       ========


                       See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                          OCTOBER 31,                     OCTOBER 31,
                                                  --------------------------      --------------------------
                                                   2000                1999         2000               1999
                                                  ------              ------      -------            -------
Revenue ..............................            $9,070              $5,815      $25,219            $15,704
Cost of sales ........................             3,063               2,452        9,403              6,662
                                                  ------              ------      -------            -------
Gross profit .........................             6,007               3,363       15,816              9,042
Operating Expenses:
  Research and development ...........             1,291                 899        3,488              2,555
  Sales and marketing ................             2,323               1,676        6,658              4,668
  General and administrative .........               719                 626        2,204              1,488
                                                  ------              ------      -------            -------
          Total operating expenses ...             4,333               3,201       12,350              8,711
                                                  ------              ------      -------            -------
Operating income .....................             1,674                 162        3,466                331
Interest income, net .................               446                  39        1,226                 81
                                                  ------              ------      -------            -------
Income before income taxes ...........             2,120              $  201        4,692            $   412
Income tax expense ...................               106                  --          228                 --
                                                  ------              ------      -------            -------
Net income ...........................            $2,014              $  201      $ 4,464            $   412
                                                  ======              ======      =======            =======
Net income per common
  share -- Basic ......................           $ 0.17              $ 0.08      $  0.37            $  0.16
                                                  ======              ======      =======            =======
Net income per common and common
  equivalent share -- Diluted .........           $ 0.16              $ 0.02      $  0.35            $  0.04
                                                  ======              ======      =======            =======

                        See notes to financial statements

                                T/R SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                 OCTOBER 31,
                                                                                         --------------------------
                                                                                            2000            1999
                                                                                         ----------       ---------
Operating Activities:
  Net income ........................................................................      $  4,464       $    412
  Adjustments to reconcile net income to net
     cash provided by operating activities:

     Depreciation ...................................................................           555            392
     Deferred compensation expense ..................................................            24             24
     Changes in assets and liabilities:
        Increase in receivables .....................................................        (3,404)          (379)
        Increase in inventories .....................................................        (1,237)          (551)
        Increase in prepaid expenses and other.......................................           (21)          (104)
        Increase (decrease) in accounts payable .....................................         1,610           (104)
        Increase (decrease) in deferred revenue .....................................          (228)           546
        Increase (decrease) in accrued salaries and wages ...........................          (333)           276
        Increase in other liabilities ...............................................           200            169
                                                                                           --------       --------
           Net cash provided by operating activities ................................         1,630            681
Investing Activities:
   Purchases of property and equipment ..............................................        (1,695)          (276)
Financing Activities:
   Principal repayments on long term debt ...........................................            --            (65)
   Proceeds from sale of common stock ...............................................           421             43
   Proceeds from sale of preferred stock ............................................            --            995
   Costs of initial public offering .................................................          (131)            --
                                                                                           --------       --------
Net cash provided by financing activities ...........................................           290            973
                                                                                           --------       --------
Net increase in cash and cash equivalents ...........................................           225          1,378
Cash and Cash Equivalents:
  Beginning of period ...............................................................        27,514          2,166
                                                                                           --------       --------
  End of period .....................................................................      $ 27,739       $  3,544
                                                                                           ========       ========
Supplemental cash flow information:
  Cash paid for interest ............................................................      $     --       $     11
                                                                                           ========       ========
  Cash paid for income taxes ........................................................      $    128       $     --
                                                                                           ========       ========
  Noncash investing activities:
  Equipment received for payment of engineering fees ................................      $    470       $     --
                                                                                           ========       ========

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

         The preparation of these unaudited interim financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2000 and the reported amounts of revenue and expenses during the three and nine months then ended. Actual results could differ from these estimates. Additionally, our results for the nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain fiscal year 2000 amounts have been reclassified to conform to the fiscal year 2001 financial statement presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") which, as amended, is effective for all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, as amended, some contracts that were not formerly considered derivatives may now meet the definition of derivatives. We intend to adopt SFAS No. 133, as amended, effective February 1, 2001. We have not determined the effect, if any, of the adoption of this statement on our financial position or results of operations, but we do not believe it will be significant since we do not have significant derivative activity.

         In 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We have assessed the impact of SAB No. 101 on our financial statements and have determined the effect of SAB No. 101 to not be material.

3.       BALANCE SHEET DETAIL

                                                              OCTOBER 31,      JANUARY 31,
                                                                 2000             2000
                                                              -----------      -----------
                                                                     (IN THOUSANDS)
                   RECEIVABLES:

                   Accounts receivable ...................       $7,782           $4,809
                   Less allowance for doubtful accounts...          189              150
                                                                 ------           ------
                                                                 $7,593           $4,659
                                                                 ======           ======

                   INVENTORIES:

                   Components and supplies ...............       $4,055           $2,861
                   Finished goods ........................        1,099            1,026
                                                                 ------           ------
                                                                  5,154            3,887
                   Less reserve for potential losses .....          451              421
                                                                 ------           ------
                                                                 $4,703           $3,466
                                                                 ======           ======

4.       SEGMENT INFORMATION

         We operate in one reportable segment, the print-on-demand market, and assess performance based on operating income. Revenue is summarized below (in thousands):

                                                       For the Three Months           For the Nine Months
                                                        Ended October 31,               Ended October 31,
                                                      ---------------------         --------------------------
                                                       2000           1999           2000               1999
                                                      ------         ------         -------            -------
                   Digital communications
                      systems ...............         $7,808         $5,133         $22,563            $14,658
                   Other ....................          1,262            682           2,656              1,046
                                                      ------         ------         -------            -------
                   Total ....................         $9,070         $5,815         $25,219            $15,704
                                                      ======         ======         =======            =======


        Digital communications systems include software and hardware products for managing a document from creation to its final destination. Other revenue includes revenue from customer service plans, engineering services and royalties.

                Revenue by geographic area is summarized below (in thousands):

                                                       For the Three Months            For the Nine Months
                                                        Ended October 31,               Ended October 31,
                                                      ---------------------         --------------------------
                                                       2000           1999           2000               1999
                                                      ------         ------         -------            -------
                  United States .............         $7,922         $3,965         $21,651            $11,980
                  Asia ......................            131            508             287                664
                  Europe ....................            421            515           1,885              1,497
                  Other foreign countries ...            596            827           1,396              1,563
                                                      ------         ------         -------            -------
                  Total .....................         $9,070         $5,815         $25,219            $15,704
                                                      ======         ======         =======            =======

         Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income per common share (in thousands, except per share data):

                                                                FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                  ENDED OCTOBER 31,          ENDED OCTOBER 31,
                                                                --------------------       --------------------
                                                                 2000         1999          2000          1999
                                                                -------      -------       -------      -------
Numerator:
  Net income .........................................          $ 2,014      $   201       $ 4,464      $   412
  Accretion on redeemable preferred stock ............               --           (6)           --          (17)
                                                                -------      -------       -------      -------
  Net income applicable to common
    shareholders -- Basic ............................            2,014          195         4,464          395
  Add back accretion on redeemable preferred stock ...               --            6            --           17
                                                                -------      -------       -------      -------
  Net income applicable to common
    shareholders -- Diluted ..........................          $ 2,014      $   201       $ 4,464      $   412
                                                                =======      =======       =======      =======
Denominator:
  Weighted average shares outstanding -- Basic .......           12,129        2,548        11,945        2,532
  Conversion of preferred stock ......................               --        6,069            --        6,016
  Effect of outstanding stock options ................              773        1,319           973        1,212
                                                                -------      -------       -------      -------
  Total -- Diluted ...................................           12,902        9,936        12,918        9,760
                                                                =======      =======       =======      =======
Net income per common share -- Basic .................          $  0.17      $  0.08       $  0.37      $  0.16
                                                                =======      =======       =======      =======
Net income per common and common
  equivalent share -- Diluted ........................          $  0.16      $  0.02       $  0.35      $  0.04
                                                                =======      =======       =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2000. Results for the nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents our operating data as a percentage of revenue.

                                                                           FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                             ENDED OCTOBER 31,          ENDED OCTOBER 31,
                                                                           --------------------       -------------------
                                                                            2000          1999         2000         1999
                                                                           ------        -----        ------       ------
                  Revenue ..............................................    100.0%       100.0%        100.0%       100.0%
                  Cost of sales ........................................     33.8         42.2          37.3         42.4
                                                                            -----        -----         -----        -----
                  Gross profit .........................................     66.2         57.8          62.7         57.6
                  Operating expenses:
                    Research and development ...........................     14.2         15.4          13.8         16.3
                    Sales and marketing ................................     25.6         28.8          26.4         29.7
                    General and administrative .........................      7.9         10.8           8.8          9.5
                                                                            -----        -----         -----        -----
                            Total operating expenses ...................     47.7         55.0          49.0         55.5
                                                                            -----        -----         -----        -----
                  Operating income .....................................     18.5          2.8          13.7          2.1
                  Interest income, net .................................      4.9          0.7           4.9          0.5
                                                                            -----        -----         -----        -----
                  Income before taxes ..................................     23.4          3.5          18.6          2.6
                  Income tax expense ...................................      1.2           --           0.9           --
                                                                            -----        -----         -----        -----
                  Net income ...........................................     22.2%         3.5%         17.7%         2.6%
                                                                            =====        =====         =====        =====

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

         Revenue. Revenue increased by $3.3 million, or 56.0%, from $5.8 million in the quarter ended October 31, 1999 to $9.1 million in the quarter ended October 31, 2000. An increase in revenue from our OEM relationships was the primary contributor to the total increase in our revenue. Revenue from our OEM relationships increased $3.7 million in the three months ended October 31, 2000 from the three months ended October 31, 1999. In the quarter ended October 31, 2000, we derived revenue from six OEM customers as opposed to only one OEM customer, Minolta Co., Ltd., in the quarter ended October 31, 1999. The increase in OEM revenue was partially offset by a decrease in revenue from products sold through our network of independent dealers. This decrease was due in part to many of our past or potential independent resellers having relationships with our current OEM customers and, thus, buying our products through those OEM customers rather than directly from us. Additionally, the decrease was due to a partial shift in the focus of our sales and marketing efforts to our OEM relationships. We anticipate that revenue from independent resellers as a percentage of total revenue will continue to decrease as a result of these trends.

         During the quarter ended October 31, 2000, we derived $7.9 million, or 87.3%, of our revenue from sales shipped to customers in the United States. This compares to $4.0 million, or 68.2%, of our revenue from sales shipped to customers in the United States in the same quarter of the prior fiscal year. This growth in domestic revenue as a percent of total revenue was the result of domestic revenue increasing 99.8% from the same quarter in the prior fiscal year, while international revenue decreased 37.9% from $1.9 million to $1.1 million during the same period. The rapid growth in domestic revenue was primarily due to our OEM customers buying more of our products for resale in the United States. The decline in international revenue was primarily due to a decrease in shipments to one of our OEM customers, Minolta, outside the United States. We anticipate that international revenue as a percentage of total revenue will increase as we continue to strengthen our non-U.S. sales force and as our OEM customers expand the countries into which they sell our products.

         Gross Profit. Our gross profit, revenue less cost of sales, increased $2.6 million, or 78.6%, from $3.4 million in the quarter ended October 31, 1999 to $6.0 million in the quarter ended October 31, 2000. Our gross margin, gross profit as a percentage of sales, increased from 57.8% in the quarter ended October 31, 1999 to 66.2% in the quarter ended October 31, 2000. The increase in gross margin was due in part to an increase in OEM revenue as a percentage of total revenue. We typically realize higher gross margins on sales to our OEM customers than we do on sales to our independent dealers, as systems sold to our OEM customers are typically more software intensive than systems sold to our independent dealers. We normally realize higher margins on software than on hardware. Additionally, gross margin increased as a result of an improvement in gross margins on sales through our OEM relationships. This improvement was due primarily to an increase in OEM software revenue as a percent of total OEM revenue due in part to the increase in the number of software products we offer. Over the past year, we have added additional software modules that increase the functionality of our systems.

         Research and Development. Research and development expenses increased $392,000, or 43.6%, from $899,000 in the quarter ended October 31, 1999 to $1.3 million in the quarter ended October 31, 2000. The increase was primarily due to an increase in personnel-related expenses of $313,000 resulting from the hiring of additional research and development personnel to assist in the further development of our products. We believe that research and development spending, including spending for employee salaries and benefits, will further increase in the future as we continue to expand our product offerings and increase the connectivity and software functionality of our products. Also contributing to the change was an increase in depreciation expense. During the quarter ended October 31, 2000, depreciation expense increased $58,000 over the quarter ended October 31, 1999, due to the addition of equipment for the development and testing of connectivity of new print devices to the MicroPress.

         Sales and Marketing. Sales and marketing expenses increased by $647,000, or 38.6%, from $1.7 million in the quarter ended October 31, 1999, to $2.3 million in the quarter ended October 31, 2000. As a percentage of revenue, sales and marketing expenses decreased from 28.8% in the quarter ended October 31, 1999 to 25.6% in the quarter ended October 31, 2000. Of the $647,000 increase in sales and marketing expenses in the quarter ended October 31, 2000, $503,000 was attributable to an increase in personnel-related and travel-related expenses as a result of the hiring of additional sales personnel as well as additional technical support personnel to support the growth of our business. The remaining increase was primarily due to increases in sales and marketing consulting and facilities-related expenses. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and support additional OEM relationships in the future.

         General and Administrative. Our general and administrative expenses in the quarter ended October 31, 2000 were $719,000 as compared to $626,000 in the same quarter of the prior fiscal year. The increase of $93,000, or 14.9%, was due to the incurrence of additional expenses as a result of being a publicly-traded company. The additional public company expenses consisted of expenses related to public reporting and directors' fees, as well as increased insurance expense and professional service fees.

         Interest Income, Net. Interest income, net increased $407,000 to $446,000 in the quarter ended October 31, 2000 from the same quarter in the prior fiscal year. The increase was due to an increase in the cash available for short-term investment during the quarter, primarily as a result of our initial public offering. Upon completion of our initial public offering in January 2000, we received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Income Tax Expense. In the quarter ended October 31, 2000, we recorded $106,000 in income tax expense mainly for alternative minimum taxes after utilizing our net operating loss carryforward deduction. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we have not recorded a deferred tax asset as of October 31, 2000, due to the uncertainty of future profitability. No income tax expense was recorded in the quarter ended October 31, 1999.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

         Revenue. Revenue increased $9.5 million, or 60.6%, from $15.7 million for the nine months ended October 31, 1999 to $25.2 million for the nine months ended October 31, 2000. This increase in revenue was primarily due to an increase in revenue from our OEM relationships. In the first nine months of the current fiscal year, we derived revenue from six OEM relationships. In the first nine months of the prior fiscal year, the only OEM customer we made significant shipments to was Minolta.

         During the nine months ended October 31, 2000, we derived $3.6 million, or 14.1%, of our revenue from sales shipped to customers outside the United States. This compares to $3.7 million, or 23.7%, of our revenue for the nine months ended

October 31, 1999. Revenue from sales shipped internationally decreased as a percentage of total revenue due to domestic revenue growing at a faster rate than international revenue. The growth in domestic revenue was primarily a result of our OEM customers buying more of our products for resale in the United States in the first nine months of the current fiscal year.

         Gross Profit. Our gross profit for the nine months ended October 31, 2000 was $15.8 million, up $6.8 million, or 74.9%, from $9.0 million for the nine months ended October 31, 1999. Our gross margin for the nine months ended October 31, 2000 was 62.7%, up from 57.6% in the same period in the prior fiscal year. This increase in our gross margin was primarily due to an increase in OEM revenue as a percentage of total revenue. As discussed above, we typically realize a higher gross margin on sales to our OEM customers than we do from sales through our independent dealer network, as systems sold to our OEM customers are typically more software intensive than systems sold through independent dealers. Additionally, gross margin improved on sales through our OEM relationships. This additional increase in gross margin was primarily due to an increase in software revenue as a percentage of total revenue on sales through our OEM relationships. The increase in software revenue as a percentage of total revenue was due in part to the additional number of software products we began to offer. Over the past year, we have added additional software modules that increase the functionality of our systems.

         Research and Development. Research and development expense increased to $3.5 million for the nine months ended October 31, 2000 from $2.6 million for the nine months ended October 31, 1999. This increase of $933,000, or 36.5%, was primarily due to an increase in personnel related expenses of $829,000 resulting from the hiring of additional research and development personnel to assist in the further development of our products. Also contributing to the increase was an increase in depreciation expense of $76,000 due to the acquisition of additional equipment for the development of connectivity of additional print devices to the MicroPress. Research and development expense as a percent of total revenue decreased from 16.3% in the first nine months of the prior fiscal year to 13.8% in the first nine months of the current fiscal year.

         Sales and Marketing. Sales and marketing expenses were $6.7 million for the first nine months of the current fiscal year as compared to $4.7 million for the first nine months of the prior fiscal year. The increase in sales and marketing expenses between the two periods of $2.0 million, or 42.6%, was primarily due to an increase in personnel-related and travel-related expenses of $1.6 million as result of the hiring of additional sales personnel. Additionally, marketing expenses increased $215,000. Marketing expenses increased due to additional spending on trade shows and marketing consulting services for the strategic positioning of our company and our products.

         General and Administrative. For the nine months ended October 31, 2000, general and administrative expenses were $2.2 million, up $716,000, or 48.1%, from $1.5 million for the nine months ended October 31, 1999. The increase was due in part to the incurrence of $267,000 in additional expenses as a result of being a publicly-traded company. Additionally, personnel-related and travel-related expenses increased $263,000 and depreciation expense increased $50,000. The increase in depreciation expense was the result of capital spending for company-wide information systems infrastructure. General and administrative expenses as a percentage of revenue decreased from 9.5% for the nine months ended October 31, 1999 to 8.8% for the nine months ended October 31, 2000.

         Interest Income, Net. Interest income, net was $1.2 million for the nine months ended October 31, 2000 as compared to $81,000 for the nine months ended October 31, 1999. The increase in interest income was primarily due to an increase in cash available for short-term investment, primarily as a result of our initial public offering, which generated $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Income Tax Expense. In the nine months ended October 31, 2000, we recorded $228,000 in income tax expense mainly for alternative minimum taxes after utilizing our net operating loss carryforward deductions. While we had a net operating loss carryforward of $7.2 million at January 31, 2000, we have not recorded a deferred tax asset as of October 31, 2000, due to the uncertainty of future profitability. No income tax expense was recorded for the nine months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $225,000 to $27.7 million during the nine months ended October 31, 2000.

         For the nine months ended October 31, 2000, net cash provided by operating activities was $1.6 million as compared to $681,000 in the first nine months of the prior fiscal year. The increase was primarily due to the increase in net income during the first nine months of this fiscal year as compared to the first nine months of the prior fiscal year. The impact of the increase in net income was partially offset by an increase in accounts receivable as a result of increased revenue and the timing of payments. Net cash used in investing activities, which consists of purchases of property and equipment, was $1.7 million for the nine months ended October 31, 2000 and $276,000 for the nine months ended October 31, 1999. Additionally, we received $470,000 in equipment during the nine months ended October 31, 2000 as payment of engineering fees. Thus, total property and equipment additions for the period were $2.2 million. The increase in purchases of property and equipment was primarily due to purchases of equipment for product development and testing, product demonstrations, trade shows and technical support as well as equipment, information systems infrastructure and leasehold improvements for a newly leased operations and training center scheduled to open in the fourth quarter of the current fiscal year. Net cash provided by financing activities was $290,000 in the first nine months of the current fiscal year consisting of proceeds from stock option exercises of $421,000 less $131,000 in payments of expenses related to our initial public offering. Net cash provided by financing activities in the first nine months of the prior fiscal year of $973,000 was primarily the result of the private placement of our series D preferred stock.

         On October 11, 2000, we entered into a loan modification agreement amending our existing loan and security agreement with a commercial bank. The loan modification agreement extends the expiration date of the existing agreement until October 2001, decreases the rate of interest charged on loans under the existing agreement to prime plus one-quarter of one percentage point and amends certain covenants of the existing agreement. There were no borrowings outstanding under the $3.0 million revolving line of credit provided for under the loan and security agreement during the nine months ended October 31, 2000. We were in compliance with the covenants of the agreement at October 31, 2000.

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

         Inflation had no material impact on our operations during the quarter or nine months ended October 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of October 31, 2000, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

         A significant portion of our revenue is derived from sales to international customers. Currently, all of our sales to international customers are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in that particular country.

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

                           As of October 31, 2000, we had invested all of the
                  net proceeds from our initial public offering in government securities with original maturities of 90 days or less. No payments from these proceeds were made to any of our directors, officers, holders of 10% or more of our equity securities or any other affiliates of T/R Systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                          EXHIBIT
                          NUMBER               DESCRIPTION OF EXHIBIT
                          -------              ----------------------
                           10.19*   Second Addendum to Reseller Agreement, dated
                                    as of August 1, 2000, by and between T/R
                                    Systems, Inc. and Kyocera Mita Corporation
                                    (formerly Mita Industrial Co., Ltd.)

                           10.20    Loan Modification Agreement, dated as of
                                    October 11, 2000, by and between Silicon
                                    Valley Bank and T/R Systems, Inc.

                           27.1  -- Financial Data Schedule (for SEC use only)

---------

         * Confidential treatment has been requested with respect to certain portions of this exhibit.


(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended October 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           T/R Systems, Inc.



    December 14, 2000      /s/ Lyle W. Newkirk
-------------------------  -----------------------------------------------------
                           Lyle W. Newkirk
                           Senior Vice President, Chief Financial Officer,
                           Secretary and Treasurer
                           (Principal Financial Officer and Principal Accounting
                           Officer)

                                 EXHIBIT INDEX

                           EXHIBIT
                           NUMBER             DESCRIPTION OF EXHIBIT
                           -------            ----------------------
                           10.19*   Second Addendum to Reseller Agreement, dated
                                    as of August 1, 2000, by and between T/R
                                    Systems, Inc. and Kyocera Mita Corporation
                                    (formerly Mita Industrial Co., Ltd.)

                           10.20    Loan Modification Agreement, dated as of
                                    October 11, 2000, by and between Silicon
                                    Valley Bank and T/R Systems, Inc.

                           27.1  -- Financial Data Schedule (for SEC use
                                    only)

     ---------

     * Confidential treatment has been requested with respect to certain portions of this exhibit.