Form 10-K
period 2001-01-31
T/R SYSTEMS INC
filed 2001-04-20
CIK 1095594

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM               TO
                                   -------------    -------------

                         COMMISSION FILE NUMBER: 0-29045

                                T/R SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               GEORGIA                                 58-1958870
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

           1300 OAKBROOK DRIVE
            NORCROSS, GEORGIA                            30093
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (770) 448-9008

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

  COMMON STOCK, $0.01 PAR VALUE, TOGETHER WITH PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

                                -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing price of the registrant's common stock on April 11, 2001 of $4.00 per share) was $48.9 million. As of April 11, 2001, 12,216,150 shares of common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE REGISTRANT'S FISCAL YEAR ENDED JANUARY 31, 2001 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.
================================================================================

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----

                                                        PART I
Item 1   Business............................................................................................          1
Item 2   Properties..........................................................................................         12
Item 3   Legal Proceedings...................................................................................         12
Item 4   Submission of Matters to a Vote of Security Holders.................................................         12

                                                        PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder Matters...............................         14
Item 6   Selected Consolidated Financial Data................................................................         15
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...............         16
Item 7A  Quantitative and Qualitative Disclosures About Market Risk..........................................         20
Item 8   Consolidated Financial Statements and Supplemental Data.............................................         21
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         21

                                                       PART III
Item 10  Directors and Executive Officers of the Registrant..................................................         21
Item 11  Executive Compensation..............................................................................         21
Item 12  Security Ownership of Certain Beneficial Owners and Management......................................         21
Item 13  Certain Relationships and Related Transactions......................................................         21

                                                        PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................         22

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         T/R Systems designs, develops and markets an integrated suite of applications designed to help organizations manage, store, distribute and produce digital documents. Our suite of highly-functional digital document applications includes:

         - the MicroPress(R), our digital document production management system;

         - M@estro(TM), our soon to be released software application that provides distributed output, workflow and device management;

         - MicroImager (TM), digital document imaging software that provides hard copy scanning, file processing and document routing capabilities; and

         - e-Ticket(TM), an Internet-based digital document submission and catalog application for document procurement and management.

         T/R Systems' MicroPress is the foundation of our suite of applications. The MicroPress is a universal server providing a complete set of digital document services, including workflow and production management, cluster printing, job management and submission, error recovery and make-ready services. The MicroPress, along with M@estro, MicroImager and e-Ticket, provides organizations the ability to manage the distribution and production of digital documents from creation to final output.

         T/R Systems was incorporated in Georgia in September 1991. Our principal executive offices are located at 1300 Oakbrook Drive, Norcross, Georgia 30093, and our telephone number at that address is (770) 448-9008.

INDUSTRY BACKGROUND

         Historically, document output needs were met by costly stand-alone, monochrome print devices based on analog technology that were dedicated to a single print, copy or scan function and that produced output which had to be distributed manually. Since the advent of digital document technologies and with the proliferation of personal computers, desktop publishing software, digital photography and network computing, documents are increasingly being managed in digital formats. Faster processing speeds, expanded system memory and increased storage capacity have combined with advanced software packages to enable complex image processing and manipulation, distribution and production of digital documents. These new digital technologies have improved control over the document creation process, have enabled documents to be produced more quickly and efficiently, and have led to increased demand for additional capabilities. Additionally, advances in digital document technologies have resulted in an increase in the use of digital print devices and growth in the typical number of devices utilized within an organization. Finally, the proliferation of e-commerce has furthered the need to transfer and manage documents over the Internet.

         These advances in digital document and computer technologies, as well as e-commerce, have resulted in a shift from the market for simple document output produced by stand-alone devices to a more advanced market for output management. Increasingly, users in organizations of all sizes are looking for faster and more cost-effective methods of managing, storing, distributing and producing digital documents and managing the devices used to print those documents. These needs have created the market for output management.

         The users of output management solutions include:

         - corporate entities -- organizations as a whole as well as their in-house print shops and functional departments;

         - educational institutions -- primary, secondary and higher education institutions, including colleges and universities;

         - facilities management -- service providers that manage print operations for other entities;

         - print-for-pay organizations -- quick printers, printing service bureaus, commercial printers and offset printers that provide printing and/or copying services for outside entities;

         - government entities -- local, city, state and federal agencies, as well as public utilities; and

         - book publishers -- organizations that provide publishing services, including on-demand book publishing.

         Within the output management market, requirements can vary depending on the needs of the user and the requirements of specific jobs. Often, print-for-pay organizations, corporate in-house print shops, facilities management companies and book publishers require production output management capabilities, which allow them to store, manage and print documents quickly and in desired quantities. Certain customers are focused on distributed output management, which is the ability to manage document distribution and workflow as well as the print devices used to produce hard copies of digital documents. In other environments, document input management and workflow are critical, as users desire these input management capabilities to convert hard copy documents to digital documents for storage, distribution or production. The proliferation of e-commerce now requires many organizations to implement e-commerce document management solutions, which allow them to manage, control and track the transfer of documents over the Internet or a network, including submitting jobs to production facilities. Finally, many users may have multiple requirements, which could potentially include the need for production output management, distributed output management, document input management and workflow and e-commerce document management, or any combination of these capabilities, all within the same environment.

T/R SYSTEMS' SOLUTION

         T/R Systems' integrated suite of applications is uniquely positioned to address the needs of customers throughout the output management market. When used together, our suite of applications will enable organizations to effectively manage the distribution, storage and production of digital documents from creation, which could include the conversion of hard copy documents to digital documents, to delivery, whether in hard copy or digital format.

         Production output management needs are met primarily by the MicroPress, our digital document production output management system. The MicroPress uses industry-standard open-architecture to provide a cost-effective, high speed digital document production system capable of producing complex, variable length, color and monochrome images. M@estro, which is expected to be released in the first quarter of fiscal 2002, will provide organizations with the ability to manage the distribution and workflow of documents over a network or over the Internet, as well as the ability to manage print devices on a network. Using MicroImager, organizations can convert hard copy documents into digital documents and manipulate and distribute those documents. Finally, our e-Ticket application simplifies the process of procuring, submitting and tracking digital documents and files across a network or the Internet.

         The T/R Systems solution offers the following primary benefits:

         Highly Functional. Our suite of applications offers a high degree of functionality in the areas of clustering, workflow management, imaging, job management and document processing. Our clustering capabilities provide the ability to distribute a document among multiple print devices and print at speeds several times faster than a single device could produce independently, regardless of page complexity or variability. The workflow management capabilities of our applications enable a user to manage a document from creation in a native application until final output, providing for smooth and efficient document processing. Our imaging tools allow the capture and manipulation of scanned input in order to better prepare it for distribution and production. The job management functionality in our products enables users to, among other things, submit and track jobs over a network or the Internet, as well as the ability to route a job to a specific location or locations, including archiving jobs. The document processing capabilities of our applications allow for modifications to be made to a document after it is submitted from its native application, including the insertion of variable data, document merging, color calibration, electronic collation and imposition.

         Scalable and Configurable. Our suite of applications is scalable and configurable, permitting users to add color, monochrome or wide-format print devices as well as additional distribution locations. A single MicroPress can support up to twelve print devices and M@estro, upon its release, will be able to manage up to 255 print devices and distribute output to destinations consisting of networked print devices, the MicroPress, e-mail, network folders and FTP sites, which are Internet or intranet locations designed specifically for uploading and downloading files. Also, users of any of our applications can add our other applications and increase functionality seamlessly. Additionally, our use of industry-standard open-architecture technologies allows existing users to upgrade their systems without having to replace existing equipment and losing the value of their original investment.

         Flexible and Reliable. Our suite of applications allows users to manage, distribute and produce documents of varying sizes and complexities across multiple locations or to a single location regardless of whether that location is a print device, network folder, e-mail address or FTP site. Additionally, the MicroPress supports mission-critical print production applications by recognizing available resources and automatically rerouting print jobs if any of the print devices become inoperable, as well as by providing full error recovery, thus ensuring that every page is printed.

         Easy to Use. Our applications are designed to increase the ease of managing documents and workflow. We designed our applications to require minimal training. Additionally, the seamless integration of our applications with one another provides for easier transition from the functions of one application to another. Finally, we provide user-friendly documentation, manuals and online help.

OUR STRATEGY

         T/R Systems' objective is to be the leading provider of digital document applications. To achieve this objective, our strategy includes the following key elements:

         Maintain and Expand the Leadership Position of our Software Functionality. We believe that we have established a leading position based on the functionality of our clustering technologies and our post-RIP document processing technologies. Post-RIP document processing technologies permit the processing of a document after it has been translated from the language of the document's native application to the language of the printer using our RIP, or raster image processor, software. We will continue to leverage our product development efforts by developing new, and improving existing, technologies to provide users of our products with the most advanced and robust digital document management, distribution and production products available.

         Expand Distribution. We pursue a dual distribution strategy. As of January 31, 2001, we distributed our products in North America and internationally through a network of independent dealers and through our original equipment manufacturer relationships, referred to as OEM relationships, with Hitachi Koki Imaging Solutions, Inc., IKON Office Solutions, Inc., Kyocera Mita America, Inc., Minolta Co., Ltd., Ricoh Corporation and Toshiba America Business Solutions, Inc. In addition, we intend to further build our distribution channels by continuing to develop OEM relationships with manufacturers of other digital printers and copiers. As we develop new products, we will explore alternate distribution channels which are specific to the type of application and potential users of the products.

         Develop New Applications and Features. As the market for digital document technologies continues to evolve and expand, we will need to continue to add additional applications and functionality to existing applications, as well as develop additional applications that will work in concert with our existing applications, to maintain and expand our market position. The introduction of MicroImager, e-Ticket and M@estro, and their seamless integration with the MicroPress as well as one another, will be integral to our success. Our success will depend in large part on our ability to react to the needs of users of our solutions and the evolution of the markets for digital document management and distribution. The ability to continue to introduce new applications and features that complement our existing products will be critical to our future success.

         Further Develop International Sales. In fiscal 2001, we generated 19.1% of our total revenue from shipments to customers outside the United States. While we have historically focused most of our sales efforts on customers inside the United States, we have recently added sales personnel outside the United States to further pursue international opportunities. In addition, we believe our relationships with OEMs will increase international sales, as we take advantage of the OEMs' established global distribution infrastructures.

         Expand Internet Functionality. Our e-Ticket application currently offers full electronic job submission, ticketing, viewing and procurement over a network or Internet connection, as well as a proofing mechanism that allows electronic delivery of processed images. We intend to continue to develop this and other products for customers that require e-commerce document management solutions.

         Focus on Core Technologies and Build on Industry-Standard Open-Architecture Technologies. We expect, on an ongoing basis, to continue to use industry-standard technologies such as Microsoft(R) Windows(R) NT(R) software, the latest Intel(R) Pentium(R) processors and Harlequin's ScriptWorks(R) raster image processor. We believe that utilizing standards-based open systems enables us to bring new product features to market more quickly and to permit functionality with a wide variety of computer networks, devices and complementary software. In addition, this approach allows us to quickly upgrade to next-generation computer hardware and software systems, which then allows us to focus on developing the core technologies that differentiate our products.

OUR PRODUCTS

         Our integrated suite of digital document management, production and distribution applications includes: the MicroPress, MicroImager, e-Ticket and, upon its expected release in the first quarter of fiscal 2002, M@estro. Each of these can be used as a stand-alone application or can be seamlessly integrated with one or more of our other applications. The MicroPress is the foundation of the entire suite and has historically accounted for the majority of our revenue. MicroImager and e-Ticket were introduced during fiscal 2001 and, to date, substantially all of our sales of these applications have been in conjunction with sales of the MicroPress.

MicroPress

         The MicroPress is a universal server providing digital document production and job management. The MicroPress is a software and hardware solution that is capable of managing multiple print devices provided by us or by third parties as an integrated document production system. The MicroPress provides a seamless interface between document creation and submission tools and the connected output devices.

         The MicroPress comes equipped with core software functionality that shifts the burden of printing and image management tasks from an individual workstation to a centralized server by RIPing the document and providing for additional processing and management of the document after it has been RIPed. Along with this core functionality, software modules can be added based on a user's requirements to assist in the management and processing of the digital document submitted to the MicroPress. These software add-ons, along with the core functionality of the MicroPress, enable users to maximize the capabilities of the MicroPress, including:

         - Make-ready capabilities. We offer two different types of make-ready capabilities for the editing of documents after they have been submitted to the MicroPress: print-ready document tools and color management tools. Our print-ready document tools assist the user in manipulating and modifying how a document appears and prints on any connected print device and include the ability to number and adjust the size of a page, merge multiple documents into one document, create booklets and personalize and edit images. Our color management tools are designed to ensure the desired color is produced consistently across multiple print devices.

         - Mission-critical capabilities. The mission-critical capabilities of the MicroPress include the ability to re-route a job to one or more connected print devices if any connected print device becomes inoperable, as well as the ability to recover non-printed pages resulting from image failure. Additionally, the MicroPress is capable of notifying the user of certain events, including job initiation, completion or failure.

         - Connectivity capabilities. The connectivity capabilities of the MicroPress include both universal and cluster printing. Universal printing is the ability to route single or multiple jobs to any number of disparate, connected print devices without reprocessing the job for the specific print device. Cluster printing is the ability to route single or multiple jobs to any number of similar devices connected to the MicroPress and run those devices as one high-speed device.

         - Workflow capabilities. The workflow capabilities of the MicroPress include the ability to remotely access and control a job via a network or Internet connection, track job accounting information, distribute document output management to separate servers, distribute the processing of a job to separate servers and distribute make-ready capabilities to a separate server.

         The MicroPress connects to monochrome and color digital print devices either by a direct connection, in which cabling is used to connect the MicroPress to a T/R Systems PrintLink(TM), which enables the MicroPress to interface with supported third-party print devices, or by a network connection to a third-party print device. These third-party print devices are either T/R Systems' branded print devices or print devices supplied by one of our OEM customers. The branded print devices we currently offer include the PrintStation(TM) 040, a 40 page per minute monochrome print device, and the PrintStation 070, a 70 page per minute monochrome print device. Additionally, the MicroPress currently connects to print devices from Hitachi, Kyocera Mita, Minolta, Ricoh, Toshiba and Hewlett Packard, as well as a print device manufactured by Canon Inc. and sold by IKON.

e-Ticket

         e-Ticket is a web-based digital document submission, procurement and management software application. e-Ticket enables job ticketing for jobs submitted or procured over a network or Internet connection. Job ticketing allows the customers of companies that produce digital documents to submit detailed job specifications, including the manipulations to be applied to the job and the production details for the job. Using e-Ticket, digital document technology organizations have the ability to create, manage and store custom tickets with as many data fields as necessary, supporting multiple attached files as needed. These tickets can then be published on a document technology company's website for use by print buyers in submitting jobs over the Internet.

         e-Ticket can be used as a stand-alone application for document delivery and can be modified to support the custom workflows of an organization. e-Ticket can also be integrated with the MicroPress to allow for remote submission of jobs that can then be processed and produced using full MicroPress functionality.

MicroImager

         MicroImager is our digital imaging software application, which provides scanning of hard-copy documents into a digital format, as well as the ability to process, archive and distribute the newly created digital documents to the appropriate destinations. MicroImager, when combined with a compliant scanner such as our MicroScanner(TM) F50 or MicroScanner, can create digital documents from scanned input that can be modified to ensure the quality of the presentation of the newly scanned document. Once the scanned document has been edited, it can be distributed to destinations, such as print devices, document repositories, FTP sites, e-mail or the MicroPress.

         When MicroImager is integrated with the MicroPress, scanned input can be distributed for production using the MicroPress' full functionality. When integrated with M@estro, when available, scanned input will be capable of being distributed for printing, storage or digital use across a network or the Internet.

M@estro

         M@estro, which we expect to begin shipping in the first quarter of fiscal 2002, will provide distributed output management and device administration. M@estro will enable digital document distribution across a network or the Internet. M@estro will be configurable and scalable, providing for the management of up to 255 print devices, as well as distribution of output to destinations consisting of networked print devices, the MicroPress, e-mail, networked folders and FTP sites. M@estro employs our patented cluster printing technology for the distribution of documents across managed print devices. With M@estro, users can manage print devices on their networks, monitor consumables levels on those devices, establish custom workflows across the network and manage document distribution routes.

         M@estro will be available as a stand-alone application or as an integrated component of our suite of applications to meet the diverse output management needs of organizations of all sizes.

MANUFACTURING

         We outsource the manufacturing of many of the hardware components of our products. These components include the circuit boards incorporated in our products and PrintLinks. Additionally, we assemble customized servers for the MicroPress. We then integrate hardware components with our internally developed software to create the various configurations of the MicroPress. We also purchase complete printing devices and scanners from third-party manufacturers that we resell under our brand name as part of the MicroPress. Before we ship products to customers, we test both the hardware and software to assure successful integration.

SALES AND MARKETING

         In fiscal 2001, we distributed our products in North America and internationally through a network of independent dealers and through our distribution relationships with Hitachi, IKON, Kyocera Mita, Minolta, Ricoh and Toshiba. Our sales force consists of regional managers whose principal duties are to recruit high quality dealers in their territories and to facilitate and help close sales through those dealers and through our OEMs' dealer channels. As of January 31, 2001, we had 15 regional managers throughout the United States, two in Canada, one in Germany and one in France.

         Dealers sell our products to end users and service our products in local geographical areas. In the United States, these dealers typically are:

         -        office products, computer and peripheral resellers;

         -        copier or graphic arts dealers; or

         - independent service organizations providing customized software and hardware solutions and specializing in providing services that cannot be obtained through product manufacturers.

         We actively seek to enter into, and continue to expand, OEM relationships with established printer and copier manufacturers. We currently have relationships with Minolta, Hitachi, Ricoh, Toshiba, Kyocera Mita, IKON and Oce-USA, Inc. In February 1999, we began shipping products under an OEM agreement with Minolta. Minolta resells the MicroPress worldwide through independent Minolta dealers as well as through dealerships owned by Minolta. In April 1999, we executed a development and distribution agreement with Hitachi. Under this agreement, Hitachi resells our products through independent Hitachi dealers worldwide. Our current agreement with Ricoh provides that Ricoh will sell our products in North America and Europe. In February 2000, we signed a development and distribution agreement with Toshiba, which permits Toshiba to resell the MicroPress connected to its print devices through its dealer network in North and South America. In July 2000, we entered into a development and distribution agreement with IKON, and we began shipping products to IKON under this agreement in October 2000. In 1997, we signed an OEM agreement with Mita Industrial Co., Ltd. allowing Mita to resell the MicroPress in Japan. In August 2000, we amended that agreement with its successor company, Kyocera Mita, and began shipping products to Kyocera Mita in October 2000. In the first quarter of fiscal 2002, we entered into an agreement with Oce for the development of connectivity of an Oce print device with the MicroPress. We are actively seeking to enter into distribution agreements with other major print device manufacturers to access their dealer networks both within the United States and internationally.

         During fiscal 2001, Ricoh accounted for 20.8% of our total revenue, Minolta accounted for 18.7% of our total revenue and Hitachi accounted for 12.7% of our total revenue.

         Sales shipped internationally were 19.1% of total revenue in fiscal 2001, 21.6% of total revenue in fiscal 2000 and 30.7% of total revenue in fiscal 1999. Sales shipped internationally to customers in any one country did not exceed 10% of total revenue in any of the last three fiscal years, except that sales shipped to customers in Japan represented 21.4% of our total revenue in fiscal 1999. For additional information on our geographic segments, see note 11 of the notes to our consolidated financial statements included elsewhere in this report.

         As of January 31, 2000, we had a backlog of firm orders totaling $326,000. These orders were filled in the first quarter of fiscal 2001. No such backlog existed at January 31, 2001.

         As of January 31, 2001, T/R Systems maintained a marketing organization consisting of eight people who are responsible for product management, market research, branding, advertising, public relations, events, lead management and channel marketing. We rely upon industry specific research and customer interaction to assist in marketing planning. We enhance market awareness through advertising, public relations and trade shows. We also offer a cooperative marketing program to independent dealers to create additional market awareness. We believe that our strategic alliances, including our OEM relationships, further enhance market awareness. In addition, we intend to continue expanding market awareness of our products through consistent promotion of our T/R Systems, MicroPress, M@estro, MicroImager and e-Ticket brands in marketing events, advertising and public relations activities.

CUSTOMER SERVICE

         We provide an array of services to support and enhance our products, including customer support, dealer and end user training, installation services and product-related consulting. We believe that providing quality customer support to end users, dealers and OEM customers is critical to customer satisfaction. Independent and OEM dealers are considered the primary support contact for end users, with T/R Systems performing secondary support. We offer a three-year service plan that entitles end users to call our customer support organization for assistance. We provide training for MicroPress users at our training facilities and at users' locations. Our product-related consulting services focus on providing customized software applications that meet the needs of end users.

RESEARCH AND DEVELOPMENT

         T/R Systems has devoted a significant amount of resources to research and development. At January 31, 2001, over one-third of our employees were employed in research and development. Research and development expenses were $5.1 million for fiscal 2001, $3.5 million for fiscal 2000 and $3.2 million for fiscal 1999.

         We believe the markets for our products are characterized by rapid change and that there are three factors which are critical to the success of our research and development efforts:

         - we must accelerate the rate of product line expansion in terms of device connectivity and system features;

         - we must continue to develop software applications and feature enhancements that leverage performance gains realized through the release of new generations of software and hardware; and

         -        we must attract and retain qualified technical professionals.

INTELLECTUAL PROPERTY

         To be successful, we depend, in part, on the proprietary technology in our products. We rely on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions, to protect our proprietary rights. Trade secret and copyright laws provide only limited protection of our software, documentation and other written materials. We hold 12 United States patents, three European patents and one patent in Australia related to cluster printing and print engines and, as of January 31, 2001, had filed for an additional 21 patents in the United States and abroad which have not yet been issued. In addition, to protect our intellectual property and proprietary rights:

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

COMPETITION

         Our suite of output management applications competes with a variety of other digital document management and production solutions on various levels. Competition for output management solutions is based primarily on product performance, functionality, price and customer service. Some of our competitors are substantially larger than we are, with greater financial, technical, marketing and other resources, more established sales channels, greater name recognition and broader product lines. Our present or future competitors could introduce products with capabilities identical to or greater than ours. Further, these competitors may have much greater financial resources than we do, which could enable them to sell competing products at prices less than we charge.

         Competition for the MicroPress can be categorized into the following four groups:

         - manufacturers such as Xerox, which currently offer digital copiers that operate as printers through the use of RIPs and controllers as well as host print computers;

         - high-end electronic printing system vendors that are currently selling systems primarily to commercial and large in-house printers;

         - RIP and controller board providers, whose products enable digital copiers to also function as printers, and which typically operate as OEMs to major, international printing equipment companies; and

         - companies that have products with features similar to our clustering concept.

         MicroImager primarily faces competition from scanning applications offered by other software providers, including some of those providers who offer products that compete with the MicroPress.

         e-Ticket faces competition from providers of job ticketing software, including some who also offer products that compete with the MicroPress.

         We believe that none of our competitors is dominant in our market. Further, we do not believe that any of our competitors has a competitively priced product that currently offers all of the capabilities of our applications. Additionally, we believe that none of our competitors provides a solution as complete and fully-integrated as we offer. However, in the future, these or other competitors could develop similar or more advanced products than ours.

         Upon its release, we believe M@estro may face competition from some of the manufacturers of products that the MicroPress currently competes against. Additionally, there are currently software products from other manufacturers that offer device management across a network. However, we do not believe that any of these products will offer the full range of features and functionality that will be offered with M@estro.

EMPLOYEES

         As of January 31, 2001, we had a total of 147 employees, substantially all of whom were full-time. Of our employees, 52 were in research and development, 46 were in sales and marketing and 17 were in customer services, with the remaining 32 in operations, finance and administration. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.

         Prior to fiscal 2000, we incurred net operating losses in each fiscal year since our inception. As a result, despite net income of $6.3 million in fiscal 2001 and $677,000 in fiscal 2000, we had an accumulated deficit of $4.3 million as of January 31, 2001. We may not be able to sustain our profitability in the future. We are making significant investments in research and development, sales and marketing and our operating infrastructure. We expect our spending in these areas to increase in the future. If we do not increase our revenue at an equal or greater rate than this spending, we will have operating losses. If our revenue does not grow sufficiently, we will need time to scale back expenses. If we are not able to react quickly enough to unanticipated decreases in revenue, we will not be able to maintain profitability.

OUR OPERATING RESULTS HAVE FLUCTUATED AND WE EXPECT THEM TO CONTINUE TO FLUCTUATE, SO YOU SHOULD NOT RELY ON HISTORICAL OPERATING RESULTS AS AN INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated from quarter to quarter and year to year in the past and we expect them to continue to fluctuate in the future. For example, we reported operating income in the first three quarters of fiscal 2001 followed by an operating loss in the final quarter of the fiscal year. As a result, you should not rely on our historical operating results as an indicator of future performance. We may experience further fluctuations in our operating results because of:

         -        competitive market conditions;

         - the general level of sales of printer/copiers which connect to our products;

         -        the cost and availability of components of our products; and

         - variations in the proportions of hardware and software in systems we sell.

WE HAVE BEEN PUBLIC ONLY A SHORT PERIOD OF TIME AND OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         We completed our initial public offering in January 2000. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. Additionally, in recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes unrelated to their operating performance. These market fluctuations may result in a material decline in the market price of our common stock. In addition to these market fluctuations, there are many factors that are likely to cause the price of our common stock to fluctuate, including:

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

SINCE MANY OF THE POTENTIAL END USERS IN OUR MARKET ARE SMALL BUSINESSES, IF THEIR BUSINESSES FAIL OR THEY CANNOT OBTAIN THIRD-PARTY FINANCING, OUR SALES WILL DECLINE.

         Many of the potential end-user customers in our market are small businesses and run a greater risk of business failure than large businesses. If their businesses fail, we will lose potential sales and our revenue may decrease. Further, if these customers are unable to obtain acceptable third party financing, they may not purchase our products. Some of our competitors could use their significant financial resources to offer more attractive financing terms than the financing terms otherwise available to purchase our products. These factors could limit or reduce our customer base, causing our sales to suffer.

WE HAVE HISTORICALLY RELIED ON SALES OF ONE PRODUCT, AND WE WILL NOT HAVE AN ALTERNATE SOURCE OF REVENUE IF DEMAND FOR THIS PRODUCT DECLINES.

         To date, we have generated substantially all of our revenue from one product, the MicroPress. If potential customers prefer competing products, we would lose a substantial amount of revenue. Additionally, this product may not be profitable for other reasons, including pricing pressures or manufacturing difficulties. If this product is not profitable, we will not be profitable.

WE RECENTLY ANNOUNCED A NEW PRODUCT WHICH MAY NOT BE COMMERCIALLY SUCCESSFUL.

         In the first quarter of fiscal 2002, we expect to begin shipping M@estro, a software application providing distributed output management and device management. We cannot assure you that, when available, M@estro will perform satisfactorily in full-scale commercial usage. We may still experience problems in the development and testing stages of M@estro and our commercial launch of the product may be delayed. Even if we successfully launch M@estro, we cannot assure you that it will be commercially accepted. Any failure by us to launch or successfully market or sell M@estro may result in harm to our reputation, increased costs or lost sales.

WE DERIVE A LARGE PERCENTAGE OF OUR REVENUE FROM A FEW OEM CUSTOMERS; A LOSS OF ANY OF THESE CUSTOMERS WOULD REDUCE OUR REVENUE AND OUR RESULTS OF OPERATIONS WOULD SUFFER.

         Since fiscal 1998, our OEM customers have represented a significant portion of our revenue. In fiscal 2001, our three largest OEM customers accounted for 20.8%, 18.7% and 12.7% of our total revenue. If we lose one of our OEM customers or they decrease orders of our products, our revenue would decline and our results of operations would suffer. An OEM customer could decrease its orders for our products if demand for its products declines. Alternatively, our OEM customers could choose to purchase a competitor's products, particularly if available in their region.

WE RELY HEAVILY ON OUR INDEPENDENT DEALER NETWORK AND IF THEY DO NOT EFFECTIVELY MARKET OR SELL OUR PRODUCTS, WE WILL LOSE REVENUE.

         A substantial portion of our revenue is derived from sales through our independent dealer network. We generally do not sell our products directly to end users. We do not control our independent dealers and cannot be certain that our independent dealers will continue to effectively market or sell our products. If they do not, or if we do not continue to add new independent dealers and increase business with our existing independent dealers, our sales will suffer.

BECAUSE OUR PRODUCTS DEPEND ON SOFTWARE LICENSED TO US BY THIRD PARTIES, ANY LOSS OF THESE LICENSES WOULD RESULT IN INCREASED COSTS AND PRODUCTION DELAYS.

         Our products depend on software licensed to us on a non-exclusive basis by third parties. If those parties fail to continue to license their software to us or to support their software, we would incur costs and experience delays of at least several months in integrating alternate software into our products. This would result in diversion of our research and development resources, delays in production and could result in lost revenue and harm to our reputation. In some instances, there are a limited number of suppliers of specialized software and we could have difficulty in obtaining an alternate supplier.

NEW RELEASES BY OUR SOFTWARE SUPPLIERS OR THE DEVELOPMENT OF SUPERIOR SOFTWARE BY THEIR COMPETITORS COULD RESULT IN DELAYS IN SHIPMENT OR LOSS OF REVENUE.

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

IF THIRD-PARTY SUPPLIERS OF EQUIPMENT FAIL TO DELIVER, WE COULD INCUR SIGNIFICANT COSTS AND DELAYS IN PRODUCT SHIPMENT.

         We purchase hardware, such as print devices and scanners, from third-party manufacturers and resell it under our brand as part of our applications. In addition, we outsource the manufacturing of some of the hardware components of our products. If those third party manufacturers fail to deliver these products or components, we would have to find alternate suppliers, would incur significant development costs and could experience delays in product shipments. For example, the black and white print devices sold through our independent dealer channel are purchased from a Japanese manufacturer. It would take a significant amount of time and effort to find an alternate black and white print device and develop the connectivity of that device to the MicroPress. Failure to find alternative suppliers of other components could affect our product availability and sales. Additionally, since we purchase many parts and components from manufacturers in Asia, instability in this region could impact the pricing or availability of these products.

OUR MARKET IS EXTREMELY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER MARKET PRESENCE AND RESOURCES THAN WE HAVE.

         The market for our products is extremely competitive and we expect competition to increase. Many of our existing and potential competitors have longer operating histories, significantly greater resources and greater name recognition than we have. As a result, these competitors may have an advantage over us in gaining market acceptance, may respond more effectively to changes in the market and may be able to devote greater resources to the development, promotion, sale and support of their products. Increased competition could result in a loss of revenue as a result of loss of market share and significant price reductions, which would reduce our profits.

OUR INTERNATIONAL SALES ARE SUBJECT TO REGULATORY, POLITICAL AND CURRENCY EXCHANGE RATE RISKS WHICH COULD REDUCE OUR REVENUE.

         Shipments to customers outside the United States represented 19.1% of our total revenue in fiscal 2001. Our international sales could decrease if tariffs, duties or taxes increase the cost of our products in foreign countries. Our foreign product sales could be limited by the imposition of government controls or political and economic instability, which would result in lower revenues. We may also experience delays in receipt of revenue or increased difficulties in collecting accounts receivable.

         Additionally, our results of operations could be harmed by changes in currency exchange rates. Currently, all our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. This could result in a reduction in our sales in a particular country.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, AND IF WE FAIL TO DEVELOP AND MARKET NEW TECHNOLOGIES RAPIDLY, OUR RESULTS OF OPERATIONS WILL SUFFER.

         Customers are continually demanding faster products with more software features and our competitors are developing new technologies to meet these demands. If we do not continually develop new technologies and improvements to our existing technologies, we will not remain competitive and our sales and results of operations will suffer.

         The product life cycle is shortening as new technologies are marketed, while development of new technologies requires an increasing amount of time and money. We may experience delays in product development due to technological constraints, which could result in lost sales. In addition, our cost to develop the technologies may be so great that we cannot make a profit selling products using these technologies. Finally, our competitors may develop technologies that make our technologies obsolete or less attractive to potential customers, which would also harm our sales.

IF OUR PRODUCTS CONTAIN DEFECTS, OUR SALES COULD SUFFER AND WE COULD HAVE INCREASED COSTS WHICH WOULD HURT OUR RESULTS OF OPERATIONS.

         Complex products like ours may contain defects or errors that can only be detected when the product is in use. Despite extensive testing of our products, we may release products into the market with undetected errors, which could result in:

         -        loss or delay of revenue;

         -        loss of market share;

         -        diversion of research and development resources; or

         -        increased service and warranty costs.

In addition, if our products are not reliable, we may lose credibility with existing and potential customers, which would result in lost sales.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS, WHICH COULD HARM OUR COMPETITIVE POSITION, RESULTING IN DECREASED REVENUE.

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

         A third party could reverse engineer our products, bypass hardware security devices and obtain access to our software, or independently develop similar software or proprietary information and use it to compete with us.

INFRINGEMENT CLAIMS BY THIRD PARTIES COULD BE COSTLY AND CAUSE PRODUCT SHIPMENT DELAYS.

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

OUR FAILURE TO RETAIN AND ATTRACT PERSONNEL COULD HARM OUR BUSINESS, OPERATIONS AND PRODUCT DEVELOPMENT EFFORTS.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         A number of the matters and subject areas discussed in this annual report on Form 10-K that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from T/R Systems' actual future experience involving any one or more of such matters and subject areas. Such risks and uncertainties include those referred to above in the "Risk Factors" section, as well as:

         -        the impact on our revenue of a general economic slowdown;

         - changes in purchasing patterns by our OEM customers and end users;

         -        market acceptance of our technology and new product offerings;

         - general economic conditions in new markets we are targeting or where our OEM customers are located; and

         - other risks and uncertainties described form time to time in our reports filed with the Securities and Exchange Commission.

These risk factors should be considered by investors when reviewing any forward-looking statements contained in this annual report on Form 10-K, in any of our public filings or press releases, or in any oral statements made by T/R Systems or any of its officers or other persons acting on its behalf. The important factors that could affect forward-looking statements are subject to change. We undertake no obligation to update any forward-looking statements.

ITEM 2. PROPERTIES

         T/R Systems leases its principal facility, totaling approximately 52,000 square feet, in Norcross, Georgia under a lease expiring in March 2003. Additionally, we recently opened a training and operations facility in approximately 59,000 square feet of office space in Norcross, Georgia under a lease that also expires in March 2003. We also leased new office and training facilities in Eidenhoven, The Netherlands, during fiscal 2001. In addition, we currently lease office space in Brussels, Belgium and Dusseldorf, Germany. We anticipate that we will need additional space as our business expands and believe that we will be able to obtain suitable space on commercially reasonable terms as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Michael E. Kohlsdorf, age 45, has served as our president, chief executive officer and a director since September 1996. From 1993 to September 1996, Mr. Kohlsdorf held a variety of positions at Brock Control Systems, Inc., a sales automation software company, now known as FirstWave Technologies, Inc., most recently serving as president, chief operating officer and chief financial officer.

         E. Neal Tompkins, age 56, is a co-founder of T/R Systems and has served as a director and our chief technology officer since our founding in September 1991. Mr. Tompkins served as our president from September 1991 until September 1996, and has served as our executive vice president since that date.

         James R. Vickers, age 41, has served as our executive vice president, worldwide sales since October 2000. Before that, Mr. Vickers held a variety of sales management positions at Electronics for Imaging, Inc., a provider of network printing software applications, from February 1995 to October 2000, most recently serving as vice president, OEM sales.

         Lyle W. Newkirk, age 48, joined us in September 1997 and has served as a senior vice president since May 2000, as well as serving as our chief financial officer, secretary and treasurer since November 1997. From 1992 to September 1997, Mr. Newkirk held various positions with Peachtree Software, Inc., a maker of accounting software, which became a subsidiary of Automatic Data Processing, Inc., a provider of technology-based outsourcing solutions, most recently serving as vice president and chief financial officer.

         Michael W. Barry, age 43, has served as our senior vice president, development and engineering since August 1998. From July 1995 to August 1998, Mr. Barry served as our vice president of systems development. Before that, he served as our director of systems development from our founding in September 1991 until July 1995.

         Lawrence C. Reynolds, age 47, joined us in August 2000 as our senior vice president, marketing. Before joining us, Mr. Reynolds served as vice president of vertical markets for docHarbor, Inc., a subsidiary of Anacomp, Inc., a provider of Internet document management services, from March 1999 to August 2000. Prior to that, Mr. Reynolds served as a regional vice president for the southeast region for Anacomp from July 1997 until March 1999. Prior to that, Mr. Reynolds served as vice president of sales and marketing for Cadnet, Inc., a document imaging software company, from January 1993 to July 1997.

         E. James White, age 57, has served as our senior vice president, operations since September 1999. From June 1995 to July 1999, Mr. White served as vice president, operations at Checkmate Electronics, a manufacturer of payment automation equipment. Before that, he was director of operations at Solectron Technology, Inc., a manufacturer of printed circuit boards, from May 1993 until April 1995.

         Deirdre S. Baker, age 36, has served as our vice president, development since September 2000. Before joining us, Ms. Baker served as vice president, information technology and chief information officer for Recall Corporation, a provider of data management services, from September 1999 until July 2000. Prior to that, she held various management positions with subsidiaries of General Electric Company from October 1995 until August 1999.

         Jack N. Bartholmae, age 49, has served as our vice president, engineering since November 1995 and as our director of engineering from April 1994 to November 1995. Before that, he served as our director of electrical engineering from our founding in September 1991 until April 1994.

         Edward M. Gaughan, age 32, joined us in December 2000 as our vice president, business development. Before joining us, Mr. Gaughan held various management positions with Electronics for Imaging, Inc., a provider of network printing software applications, from January 1996 to October 2000, most recently serving as director, business development.

         Michael J. Knight, age 37, joined us in February 1998 and has served as our vice president, professional services since May 2000. Prior to May 2000, Mr. Knight served as our director of customer services. Before joining us, Mr. Knight was the senior manager for the systems consulting group of BSG Alliance/ IT, Inc., now known as Per-Se Technologies, Inc., a provider of business management services, from July 1995 to February 1998.

         Andrew Nathan, age 47, has served as our vice president, OEM sales since January 1999. From August 1997 to January 1999, Mr. Nathan served as our vice president, sales. From 1994 until joining us, Mr. Nathan held various positions at First Image Management Corporation, a data imaging, micrographics and electronic database management company, which was a subsidiary of First Data Corporation, most recently serving as senior vice president and general manager of the demand publishing division.

         R. Dean Nolley, age 39, has served as our vice president, North American sales since January 1999. Before joining us, Mr. Nolley served as vice president of sales, North America for Colorbus Inc., a maker of network print servers, from June 1997 until January 1999. From September 1996 until June 1997, Mr. Nolley owned and operated Digital Imagination, a specialized sports imaging business. From August 1983 to September 1996, Mr. Nolley held sales positions with Eastman Kodak Company, a developer, manufacturer and marketer of imaging products.

         Matthew J. Piekutowski, age 34, joined us in April 1997 and has served as our vice president, product marketing since December 2000. Prior to that, he served as our vice president, business development from May 2000. Prior to May 2000, he held various management positions in marketing. Before joining us, Mr. Piekutowski served as manager, sales and marketing for FBO Systems, Inc., a provider of enterprise asset management solutions, from December 1996 to April 1997, and as sales support manager with Brock Control Systems from January 1996 to November 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock commenced public trading on January 26, 2000 on the Nasdaq National Market under the symbol "TRSI." During the fourth quarter of fiscal 2000, from January 26, 2000 until January 31, 2000, the high and low sales prices of our common stock, as reported on the Nasdaq National Market, were $21.50 and $10.63, respectively. The high and low sales prices our common stock, as reported on the Nasdaq National Market, for the four quarters of the fiscal year ended January 31, 2001 were as follows:

     Quarter
      Ended              High          Low
     -------            ------        ------

 April 30, 2000         $28.44        $11.44

 July 31, 2000           21.88          5.94

October 31, 2000         16.50          5.63

January 31, 2001         10.00          5.25

         As of April 11, 2001, there were approximately 110 holders of record of our common stock.

DIVIDENDS

         We have never paid cash dividends on our common stock. We currently intend to retain our earnings to fund the development and growth of our business. Further, our revolving line of credit does not allow us to declare or pay any cash dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended January 31, 2001, we sold 127,459 shares of common stock for cash without registration under the Securities Act. These shares were sold upon exercise of stock options granted under our stock option plans at purchase prices ranging from $0.17 to $3.30 prior to the registration of those plans. We registered our stock option plans in May 2000 and since then there have been no sales of unregistered securities by T/R Systems. No underwriter was involved in these sales of securities. These securities were issued in reliance on Rule 701 promulgated under the Securities Act of 1933, as amended.

USE OF PROCEEDS

         In connection with our initial public offering, the SEC declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

         As of January 31, 2001, we had invested all of the net proceeds from our initial public offering in certificates of deposits and government securities with original maturities of 90 days or less.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes selected consolidated financial data as of and for the five years ended January 31, 2001. You should read this data in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                      --------------------------------------------------------
                                                        2001        2000        1999        1998        1997
                                                      --------    --------    --------    --------    --------

                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Operations Data:
Imaging systems ..................................    $ 27,093    $ 20,969    $ 14,094    $ 11,627    $  3,764
Services .........................................       5,153       1,353       1,753         405         272
                                                      --------    --------    --------    --------    --------
        Total revenue ............................      32,246      22,322      15,847      12,032       4,036
Operating expenses:
  Cost of imaging systems ........................      12,166       9,487       6,579       6,107       3,387
  Research and development .......................       5,078       3,488       3,202       2,164       1,786
  Sales and marketing ............................       9,418       6,599       4,891       3,542       2,185
 General and administrative ......................       3,101       2,163       1,708       1,623       1,011
                                                      --------    --------    --------    --------    --------
       Total operating expenses ..................      29,763      21,737      16,380      13,436       8,369
                                                      --------    --------    --------    --------    --------
Operating income (loss) ..........................       2,483         585        (533)     (1,404)     (4,333)
Interest income, net .............................       1,622         117         150         186         213
Other expenses ...................................          --          --        (240)         --          --
                                                      --------    --------    --------    --------    --------
Income (loss) before provision (benefit)
        for income taxes .........................       4,105         702        (623)     (1,218)     (4,120)
Provision (benefit) for income taxes .............      (2,229)         25          --          --          --
                                                      --------    --------    --------    --------    --------
Net income (loss) ................................    $  6,334    $    677    $   (623)   $ (1,218)   $ (4,120)
                                                      ========    ========    ========    ========    ========
Net income (loss)  per common share - Basic ......    $   0.53    $   0.25    $  (0.26)   $  (0.60)   $  (2.43)
                                                      ========    ========    ========    ========    ========
Weighted average shares outstanding - Basic ......      12,008       2,641       2,444       2,052       1,702
                                                      ========    ========    ========    ========    ========
Net income (loss)  per common share - Diluted ....    $   0.49    $   0.07    $  (0.26)   $  (0.60)   $  (2.43)
                                                      ========    ========    ========    ========    ========
Weighted average shares outstanding - Diluted ....      12,886       9,861       2,444       2,052       1,702
                                                      ========    ========    ========    ========    ========

                                                                       JANUARY 31,
                                                 --------------------------------------------------------
                                                   2001        2000        1999        1998        1997
                                                 --------    --------    --------    --------    --------

                                                                      (IN THOUSANDS)

Balance Sheet Data:
Cash and cash equivalents ...................    $ 26,194    $ 27,314    $  1,966    $  3,527    $  2,826
Working capital .............................      34,699      31,191       3,892       5,117       3,820
Total assets ................................      45,391      37,172       7,770       8,184       5,459
Redeemable, convertible preferred stock .....          --          --      15,042      15,020      12,272
Total shareholders' equity (deficit) ........      39,196      32,249     (10,238)     (9,759)     (8,635)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements that involve risks and uncertainties. The statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item 1 of this annual report on Form 10-K and elsewhere in this report.

OVERVIEW

         T/R Systems was founded in 1991 as an engineering services company providing consulting services to the printing, copying and multimedia markets. In 1993, we began development of our own products and in 1995, we introduced the MicroPress, our digital document production management system. Since 1995, we have continually improved the MicroPress by adding software functionality and device connectivity.

         We have derived our revenue primarily from the sale of imaging systems and related add-on software and hardware for the management, distribution and production of digital documents. Additionally, we receive or have received revenue from:

         -        engineering services for the development of technology;

         - the sale of consumable products, such as toner, and replacement parts that support our systems;

         -        customer service plans;

         - fees for other customer services, such as training and product-related consulting; and

         -        royalties for previously licensed technology.

         Imaging systems revenue is recognized based on the guidance in the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Our products do not require significant customization. Before the February 1, 1998 effective date of SOP 97-2, we recognized revenue from imaging systems upon shipment. The adoption of SOP 97-2 had no effect on our accounting for revenue.

         Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project. We recognize revenue from the sale of printing consumables upon shipment. We recognize revenue from customer service plans ratably over the term of each plan, which is typically one to three years. Nonrefundable prepaid royalties are recognized as revenue over the term of the royalty agreement based on the greater of actual royalties earned or the straight-line method. Revenue from royalties, which is included in service revenue, has been less than 10% of total revenue in each of our last three fiscal years.

         We distribute our products in North America and internationally through our distribution relationships with Hitachi, IKON, Kyocera Mita, Minolta, Ricoh and Toshiba, and as well as through a network of independent dealers. We first sold products under the OEM agreements with Hitachi and Minolta in fiscal 2000. We began selling products under our OEM agreements with IKON, Ricoh and Toshiba in fiscal 2001. We also sold products to Kyocera Mita in fiscal 2001.

         Sales shipped internationally were $6.2 million, or 19.1% of revenue, in fiscal 2001. We expect that sales shipped internationally will continue to represent a significant portion of our revenue. Currently, all our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

         During the fourth quarter of fiscal 2001, we recognized a $2.4 million deferred income tax benefit in our results of operations. Additionally, we recognized a $200,000 deferred income tax asset for the tax benefits related to the exercise of employee stock options through a corresponding increase to our additional paid-in capital. These amounts represent the remainder of our net operating losses for income taxes and other deferred income assets, which had previously been fully offset by a valuation allowance. In estimating the realizability of our $2.6 million deferred tax assets, we consider both positive and negative evidence and give greater weight to evidence that is objectively verifiable. In the fourth quarter of fiscal 2001, we concluded that the realization of these deferred tax assets was more likely than not based on the level of current year taxable income, the absence of cumulative net operating losses for the past three years, anticipated future operating results and the amount and expiration dates of our net operating loss carryforwards. At January 31, 2001, we had approximately $3.0 million in net operating loss carryforwards for income taxes which, if not utilized, expire beginning in 2011 through 2014. In prior periods, we concluded that the realization of our deferred tax assets was not more likely than not and fully offset our deferred tax assets with a valuation allowance.

         We record software development costs as required by Financial Accounting Standards Board Statement No. 86. To date, we have expensed software development costs as incurred due to the immaterial amount of costs incurred between the establishment of technological feasibility and the time that the software is generally available for sale.

CONSOLIDATED RESULTS OF OPERATIONS

         The following table presents our consolidated operating data as a percentage of total revenue.

                                                FISCAL YEAR ENDED
                                                   JANUARY 31,
                                            --------------------------
                                             2001      2000      1999
                                            ------    ------    ------

Imaging systems ........................      84.0%     93.9%     88.9%
Services ...............................      16.0       6.1      11.1
                                            ------    ------    ------
        Total revenue ..................     100.0     100.0     100.0
Operating expenses:
  Cost of imaging systems ..............      37.7      42.5      41.5
  Research and development .............      15.8      15.6      20.2
  Sales and marketing ..................      29.2      29.6      30.9
  General and administrative ...........       9.6       9.7      10.8
                                            ------    ------    ------
          Total operating expenses .....      92.3      97.4     103.4
                                            ------    ------    ------
Operating income (loss) ................       7.7       2.6      (3.4)
Interest income, net ...................       5.0       0.5       0.9
Other expenses .........................        --        --      (1.5)
                                            ------    ------    ------
Income (loss) before taxes .............      12.7       3.1      (4.0)
Provision (benefit) for income taxes ...      (6.9)      0.1        --
                                            ------    ------    ------
Net income (loss) ......................      19.6%      3.0%     (4.0)%
                                            ======    ======    ======

COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 2001, 2000 AND 1999

         Revenue. Revenue was $32.2 million in fiscal 2001, $22.3 million in fiscal 2000 and $15.8 million in fiscal 1999. The increase in fiscal 2001 revenue over fiscal 2000 revenue of $9.9 million, or 44.5%, was due primarily to an increase in imaging systems revenue. Also contributing to the increase was an increase in engineering services revenue. The fiscal 2000 increase in revenue of $6.5 million, or 40.9%, was due to an increase in imaging systems revenue.

         We derive imaging systems revenue from the shipment of digital document management and production systems as well as software, hardware and consumables related to those systems. Our imaging systems revenue increased $6.1 million, or 29.2%, from $21.0 million in fiscal 2000 to $27.1 million in fiscal 2001. This increase was due to shipments of products under our new OEM relationships in fiscal 2001. During fiscal 2001, we shipped products to IKON, Kyocera Mita, Ricoh and Toshiba in addition to Hitachi and Minolta, both of which also purchased products in fiscal 2000. The increase in imaging systems revenue from fiscal 1999 to fiscal 2000 of $6.9 million, or 48.8%, was primarily due to an increase in shipments under our OEM relationships with Minolta and Hitachi. The increase in shipments to Minolta and Hitachi in fiscal 2000 was partially offset by a decrease in shipments to Mita Industrial. Shipments to Mita Industrial declined significantly after its reorganization proceedings. During fiscal 2001, we began shipping to Mita Industrial's successor, Kyocera Mita.

         We recognize services revenue primarily from engineering service fees, customer service plans, training and product-related consulting. Additionally, included in services revenue in fiscal 2000 and fiscal 1999 is revenue from royalties for previously-licensed technology. During fiscal 2001, we recognized $5.2 million in revenue from services, an increase of $3.8 million over fiscal 2000, primarily as a result of engineering service fees recognized for developing technologies to connect additional print devices of new and existing OEMs to the MicroPress. Engineering service fees increased $3.2 million from fiscal 2000 to fiscal 2001. The remaining increase was primarily due to increases in revenue from customer service plans and maintenance agreements with our OEM customers. The decrease in services revenue from $1.8 million in fiscal 1999 to $1.4 million in fiscal 2000 was due to a decrease in revenue from royalties for previously-licensed technology.

         During fiscal 2001, we derived $6.2 million, or 19.1%, of our total revenue from sales shipped internationally. This compares to $4.8 million, or 21.6% of total revenue, in fiscal 2000 and $4.9 million, or 30.7% of total revenue, in fiscal 1999. Domestic revenue as a percent of total revenue grew at a faster rate than international revenue in both fiscal 2001 and fiscal 2000 due to greater focus on the domestic market both by our OEM customers and us through our independent resellers, as well as our more established domestic distribution infrastructure. Revenue from sales shipped internationally was derived from sales in Asia, Europe and Canada in fiscal 2001 and fiscal 2000 with no one territory representing more than 10% of total revenue. Fiscal 1999 revenue from sales shipped internationally was primarily generated by sales in Asia through our OEM relationship with Mita Industrial and from engineering service fees from Minolta. Revenue from shipments to Asia in fiscal 1999 represented 21.4% of total revenue.

         Cost of Imaging Systems. Cost of imaging systems consists primarily of third party hardware, principally print devices, board components, finished boards and consumables, and third-party software, as well as labor and overhead. Cost of imaging systems was $12.2 million, or 44.9% of imaging systems revenue, in fiscal 2001 as compared to $9.5 million, or 45.2% of imaging systems revenue, in fiscal 2000 and $6.6 million, or 46.7% of imaging systems revenue, in fiscal 1999. Cost of imaging systems as a percent of imaging systems revenue decreased in both fiscal 2001 and fiscal 2000 due to an increase in OEM imaging systems revenue as a percent of total imaging systems revenue. We typically incur lower cost of imaging systems as a percent of sales on sales through our OEM relationships than on sales through our independent resellers, as sales through our OEM relationships typically contain less hardware than systems sold through our independent resellers. We incur a higher cost of imaging systems as a percent of sales on the hardware that we sell than on the software that we sell. The impact of the increase in OEM revenue as a percent of total revenue in fiscal 2001 was partially offset by an increase in the cost of imaging systems as a percent of imaging systems revenue sold through our independent resellers, as well as an increase in labor and overhead in our product assembly operations.

         Research and Development. Research and development expenses consist primarily of employee salaries and benefits, equipment depreciation, software and hardware supplies used in product development and an allocation of overhead. Research and development costs are expensed as incurred. Research and development expenses were $5.1 million in fiscal 2001, $3.5 million in fiscal 2000 and $3.2 million in fiscal 1999. Research and development expenses represented 15.8% of total revenue in fiscal 2001, 15.6% of total revenue in fiscal 2000 and 20.2% of total revenue in fiscal 1999. Research and development expenses increased $1.6 million from fiscal 2000 to fiscal 2001 primarily due to a $1.3 million increase in personnel-related expenses as a result of hiring additional research and development personnel to assist in the development of our products, including new products such as M@estro, MicroImager and e-Ticket, as well as further development of the MicroPress. The remaining increase was primarily due to an increase in depreciation expense of $184,000 on print devices used to develop connectivity with the MicroPress. The increase from fiscal 1999 to fiscal 2000 of $286,000 was due to an increase in personnel-related expenses as a result of the hiring of additional research and development personnel. We believe that research and development spending, including spending for employee salaries and benefits, will increase in the future as we add connectivity to the MicroPress and further develop our software products.

         Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel-related expenses. Sales and marketing expenses were $9.4 million in fiscal 2001, or 29.2% of total revenue. These expenses were $6.6 million in fiscal 2000, or 29.6% of total revenue, and $4.9 million in fiscal 1999, or 30.9% of total revenue. The increase in sales and marketing expenses of $2.8 million from fiscal 2000 to fiscal 2001 was primarily due to an increase in personnel-related expenses of $2.3 million as a result of increases in our sales force as well as increases in our support and training personnel. The remaining increase in fiscal 2001 was due to increases in trade show expenses, facilities-related expenses and outside services. The increase of $1.7 million from fiscal 1999 to fiscal 2000 was primarily due to increases in compensation expense of $1.3 million and increased travel-related expenditures of $477,000 as a result of increases in our sales force. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and support additional customer relationships in the future.

         General and Administrative. General and administrative expenses include employee salaries and benefits, professional service fees and employee recruiting expenses. General and administrative expenses were $3.1 million in fiscal 2001 compared to $2.2 million in fiscal 2000 and $1.7 million in fiscal 1999. These expenses represented 9.6% of total revenue in fiscal 2001, 9.7% of total revenue in fiscal 2000 and 10.8% of total revenue in fiscal 1999. These expenses increased $938,000, or 43.4%, from fiscal 2000 to fiscal 2001. This increase was primarily due to increases in expenses related to being a publicly-traded company of $342,000 and increases in salaries and benefits expenses of $291,000. The increase from fiscal 1999 to fiscal 2000 of $455,000, or 26.6%, was primarily due to an increase in personnel-related expenses of $365,000. We believe our general and administrative expenses will continue to increase as we hire additional administrative staff and incur additional expenses as a publicly-traded company, including insurance, annual and other public reporting costs and professional service fees.

         Interest Income, Net. Interest income, net, was $1.6 million in fiscal 2001, $117,000 in fiscal 2000 and $150,000 in fiscal 1999. The increase in interest income in fiscal 2001 was due to an increase in the funds available for short-term investments as a result of our initial public offering. Upon completion of our initial public offering in January 2000, we received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Other Expense. In fiscal 1999, we expensed $240,000 for legal and audit services related to a then-planned initial public offering. In July 1998, we suspended our plans to go public, necessitating the recognition of those expenses in fiscal 1999. No similar expenses were incurred in fiscal 2001 or fiscal 2000.

         Provision (Benefit) for Income Taxes. In fiscal 2001, we recognized a $2.2 million benefit for income taxes. The benefit included the recognition of $2.4 million in deferred income tax assets offset by a $198,000 current provision for alternative minimum income taxes. The deferred income tax benefit represents the remainder of our net operating losses for income taxes and other deferred income tax assets, which had previously been fully offset by a valuation allowance. In fiscal 2000, we recorded a current provision for alternative minimum income taxes of $25,000. We did not record an income tax provision for fiscal 1999 since we had a net loss in that year.

LIQUIDITY AND CAPITAL RESOURCES

         From inception, we have funded our operations and investments in property and equipment primarily through the sale of equity securities. In January 2000, we completed our initial public offering and received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Prior to our initial public offering, we funded our operations primarily through the private placement of preferred stock totaling about $16.1 million. We also obtained additional funding through the private placement of our common stock primarily with our founders, other employees and private investors. Prior to our initial public offering, we had received $1.2 million through the sale of common stock. During fiscal 2001, we received $512,000 from the sale of common stock under our employee stock plans. We had no other sales of stock during fiscal 2001.

         Net cash provided by operating activities in fiscal 2001 was $2.0 million, as compared to net cash used in operating activities of $1.1 million in fiscal 2000 and $929,000 in fiscal 1999. Net cash provided by operating activities was the result of $6.3 million of net income recorded in fiscal 2001, as well as an increase in accounts payable offset by an increase in deferred tax assets as a result of the recognition of the benefit of our remaining net operating loss carryforwards and increases in receivables and inventories as a result of the increase in our sales and cost of imaging systems between the two periods. Net cash used in operating activities increased in fiscal 2000 due to increases in receivables and inventories.

         Net cash used for investing activities was $3.0 million in fiscal 2001, $570,000 in fiscal 2000 and $944,000 in fiscal 1999, reflecting purchases of property and equipment. The increase in purchases of property and equipment of $2.5 million from fiscal 2000 to fiscal 2001 was primarily the result of spending on leasehold improvements and equipment for a newly leased operations and training center in Norcross, Georgia, and for the expansion of office space in our main office building. The remaining increase was the result of purchases of equipment and software to aid in our research and development efforts, as well as to support the growth in our infrastructure. In addition to our purchases of property and equipment in fiscal 2001, we capitalized $863,000 in print devices received from our OEM customers for partial payment of engineering service fees. The fiscal 1999 total includes furniture and leasehold improvements purchased for our office space, which we moved into during fiscal 1999, as well as spending on equipment used in product development and spending for trade show and demonstration equipment for the MicroPress. We anticipate that we will continue spending on capital expenditures consistent with our growth in operations, infrastructure and personnel, although we have no plans for significant expenditures related to the expansion of our facilities in the current fiscal year.

         We have a $3.0 million secured revolving line of credit from a bank, which expires on October 14, 2001. There were no borrowings against this line of credit at January 31, 2001 or 2000. All borrowings under the line of credit bear interest at prime plus 0.25% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2001. The agreement also provides for up to $200,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

         At January 31, 2001, we had an unused $200,000 letter of credit from a bank under an additional credit facility. Both the letter of credit and the credit facility expire on January 10, 2002. As security for the letter of credit, we are required to maintain a certificate of deposit for $200,000. The certificate of deposit is classified as restricted cash.

         Net cash used in financing activities was $81,000 in fiscal 2001 as compared to net cash provided by financing activities of $27.0 million in fiscal 2000 and $312,000 in fiscal 1999. The net cash used in fiscal 2001 was the result of the settlement of a bank overdraft outstanding at the beginning of the fiscal year along with the payment of additional costs from our initial public offering in fiscal 2000. These uses of cash in fiscal 2001 were offset by the proceeds from the sales of our common stock through our employee stock plans. Fiscal 2000 financing activities include our initial public offering as well as the private placement of 222,222 shares of series D preferred stock at $4.50 per share in May 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 133 was amended by SFAS No. 137 and No. 138 and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133, as amended, effective February 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations because we do not have any significant derivative instruments.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101 in our fourth fiscal quarter and have determined that the effect of SAB No. 101 is not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents is minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of January 31, 2001, we had no borrowings under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

         A significant portion of our revenue is derived from sales shipped internationally. Currently, all our sales shipped internationally are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information with respect to this item is contained in our audited consolidated financial statements presented elsewhere is this annual report on Form 10-K as indicated on the index to the audited consolidated financial statements below.

                                                                                      Page
                                                                                      ----
         Independent Auditors' Report........................................          F-2
         Consolidated Balance Sheets as of
             January 31, 2001 and 2000 ......................................          F-3
         Consolidated Statements of Operations for the
             Years Ended January 31, 2001, 2000 and 1999.....................          F-4
         Consolidated Statements of Shareholders' Equity (Deficit) for the
             Years Ended January 31, 2001, 2000 and 1999.....................          F-5
         Consolidated Statements of Cash Flows for the
             Years Ended January 31, 2001, 2000 and 1999.....................          F-6
         Notes to Consolidated Financial Statements..........................          F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in Part 1 of this report under the caption "Executive Officers of the Registrant" is incorporated by reference herein. The information required by this item with respect to directors and Section 16(a) reporting is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of Form 10-K:

                  (1)      Consolidated Financial Statements

                           The information required by this item is included on pages F-1 through F-15 of this annual report on Form 10-K as specified in the index on page F-1.

                  (2)      Financial Statement Schedules

                           Schedule II -- Valuation and Qualifying Accounts

                           No additional financial statement schedules are required to be presented.

                  (3)      Exhibits

     EXHIBIT
     NUMBER                             DESCRIPTION OF EXHIBIT
----------------                        ----------------------
    3.1           --       Restated Articles of Incorporation of T/R Systems,
                           Inc.
  3.1.1           --       Certificate of Designation, Preferences and Rights of
                           Series A Junior Participating Preferred Stock of T/R
                           Systems, Inc.
    3.2*          --       Restated Bylaws of T/R Systems, Inc.
    4.1*          --       Second Amended and Restated Registration Rights
                           Agreement dated March 31, 1997 among the Company and
                           the shareholders named therein, as amended by First
                           Amendment to Stock Purchase Agreement, Second Amended
                           and Restated Shareholders' Agreement and Second
                           Amended and Restated Registration Rights Agreement,
                           dated June 20, 1997 among the Company and the
                           Shareholders named therein
    4.2*          --       Registration Rights Agreement dated June 29, 1998
                           among the Company and the Shareholders named therein
    4.3*          --       1999 Registration Rights Agreement, dated September
                           10, 1999, by and among the Company and the
                           Shareholders named therein
    4.3*****      --       Rights Agreement, dated as of November 9, 2000, by
                           and between T/R Systems, Inc. and EquiServe Trust
                           Company, N. A., as rights agent
   10.1U*         --       T/R Systems, Inc. 1992 Stock Option Plan
   10.2U*         --       T/R Systems, Inc. 1994 Stock Option Plan
   10.3U*         --       T/R Systems, Inc. 1994 Associates Stock Option Plan
   10.4U*         --       T/R Systems, Inc. 1995 Stock Option Plan
   10.5U*         --       T/R Systems, Inc. 1999 Stock Option Plan
   10.6*          --       Loan and Security Agreement, dated as of October 17,
                           1997 by and between Silicon Valley Bank and T/R
                           Systems, Inc., as amended by Loan Modification
                           Agreement, dated as of March 31, 1998 by and between
                           T/R Systems, Inc. and Silicon Valley Bank, as further
                           amended by Second Loan Modification Agreement, dated
                           as of October 16, 1998 by and between T/R Systems,
                           Inc. and Silicon Valley Bank, as further amended by
                           Third Loan Modification Agreement, dated as of
                           January 18, 1999 by and between T/R Systems, Inc. and
                           Silicon Valley Bank, and as further amended by Letter
                           Agreement, dated as of February 2, 1999
   10.7U*         --       Letter Agreement with Mike Kohlsdorf, dated September
                           6, 1996, as amended by Letter Agreement with Mike
                           Kohlsdorf, dated December 17, 1997
   10.8U*         --       Employment Agreement, dated as of September 1, 1992
                           by and between T/R Systems, Inc. and E. Neal Tompkins
   10.9*          --       Indemnification Agreement, dated as of March 4, 1994,
                           by and between T/R Systems, Inc. and E. Neal Tompkins
   10.11*         --       Indemnification Agreement, dated as of March 4, 1994,
                           by and between T/R Systems, Inc. and Charles H.
                           Phipps
   10.12(PHI)*    --       Reseller Agreement, dated as of September 18, 1997,
                           by and between T/R Systems, Inc. and Mita Industrial
                           Co., Ltd., as amended by First Addendum to Reseller
                           Agreement, dated as of September 17, 1998, by and
                           between T/R Systems, Inc. and Mita Industrial Co.,
                           Ltd.

  10.13(PHI)*     --       Supply Agreement, dated as of January 28, 1999, by
                           and between Minolta Co., Ltd. and T/R Systems, Inc.
  10.14(PHI)*     --       Agreement, dated as of April 1, 1999, by and between
                           Hitachi Koki Imaging Solutions, Inc. and T/R Systems,
                           Inc.
  10.15(PHI)*     --       Agreement, dated as of September 1, 1999, by and
                           between Ricoh Corporation and T/R Systems, Inc.
  10.16*          --       Fourth Loan Modification Agreement, dated as of
                           October 15, 1999, by and between T/R Systems, Inc.
                           and Silicon Valley Bank
  10.17(PHI)**    --       Master Assembly and Distribution Agreement, dated as
                           of February 19, 2000, by and between Toshiba America
                           Business Solutions, Inc. and T/R Systems, Inc.
  10.18(PHI)***   --       Master Assembly and Distribution Agreement, dated
                           July 27, 2000, by and between IKON Office Solutions,
                           Inc. and T/R Systems, Inc.
  10.19(PHI)****  --       Second Addendum to Reseller Agreement, dated as of
                           August 1, 2000, by and between T/R Systems, Inc. and
                           Kyocera Mita Corporation (formerly Mita Industrial
                           Co., Ltd.)
  10.20****       --       Loan Modification Agreement, dated as of October 11,
                           2000, by and between Silicon Valley Bank and T/R
                           Systems, Inc.
  10.21           --       Loan Modification Agreement, dated as of December 19,
                           2000, by and between Silicon Valley Bank and T/R
                           Systems, Inc.
  10.22+          --       Master Development Agreement, dated as of April 10,
                           2000 (signed January 2001), by and between Minolta
                           Co., Ltd. and T/R Systems, Inc.
10.22.1+          --       Addendum to Master Development Agreement, dated as of
                           April 10, 2000 (signed January 2001), by and between
                           Minolta Co., Ltd. and T/R Systems, Inc.
10.22.2+          --       Addendum to Master Development Agreement, dated as of
                           November 20, 2000 (signed January 2001), by and
                           between Minolta Co., Ltd. and T/R Systems, Inc.
10.22.3+          --       Addendum to Master Development Agreement, dated as of
                           November 20, 2000 (signed January 2001), by and
                           between Minolta Co., Ltd. and T/R Systems, Inc.
  10.23+          --       Master Assembly and Distribution Agreement, dated
                           January 31, 2001, by and between Kyocera Mita America
                           and T/R Systems, Inc.
   21.1           --       Subsidiaries of the registrant
   23.1           --       Consent of Deloitte & Touche LLP

---------------

+ Confidential treatment has been requested with respect to portions of this exhibit
(PHI) Confidential treatment has been granted with respect to portions of this exhibit
U        Management agreement or compensatory plan
* Incorporated by reference to the Company's registration statement on Form S-1, File No. 333-88439
** Incorporated by reference to the Company's annual report on Form 10-K for the year ended January 31, 2000
*** Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2000
**** Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000
***** Incorporated by reference to the Company's registration statement on Form 8-A, filed with the SEC on November 13, 2000

         (b)      Reports on Form 8-K

         On November 13, 2000, we filed a current report on Form 8-K to announce the declaration of a dividend distribution of one right, as defined therein, for each share of common stock of T/R Systems, Inc. outstanding as of the close of business on November 27, 2000, pursuant to the terms of a Rights Agreement, dated November 9, 2000, between T/R Systems, Inc. and EquiServe Trust Company, N.A., as rights agent.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on April 12, 2001.

                                    T/R SYSTEMS, INC.


                                    By:       /s/ Michael E. Kohlsdorf
                                        --------------------------------------
                                                Michael E. Kohlsdorf
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                                      TITLE                               DATE
          ---------                                      -----                               ----


  /s/   Michael E. Kohlsdorf        President and Chief Executive Officer (Principal     April 12, 2001
------------------------------      Executive Officer)
     Michael E. Kohlsdorf


    /s/   Lyle W. Newkirk           Senior Vice President, Chief Financial Officer,      April 12, 2001
------------------------------      Secretary and Treasurer (Principal Financial
       Lyle W. Newkirk              Officer and Principal Accounting Officer)


    /s/ Charles H. Phipps           Director                                             April 13, 2001
------------------------------
      Charles H. Phipps


    /s/ C. Harold Gaffin            Director                                             April 12, 2001
------------------------------
      C. Harold Gaffin


    /s/ Philip T. Gianos            Director                                             April 12, 2001
------------------------------
      Philip T. Gianos


     /s/ Kevin J. McGarity          Director                                             April 12, 2001
------------------------------
       Kevin J. McGarity


      /s/ Peter S. Sealey           Director                                             April 12, 2001
------------------------------
        Peter S. Sealey


      /s/ E. Neal Tompkins          Director                                             April 12, 2001
------------------------------
       E. Neal Tompkins

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----
 Independent Auditors' Report......................................      F-2
 Consolidated Balance Sheets as of
     January 31, 2001 and 2000 ....................................      F-3
 Consolidated Statements of Operations for the
     Years Ended January 31, 2001, 2000 and 1999...................      F-4
 Consolidated Statements of Shareholders' Equity (Deficit) for the
     Years Ended January 31, 2001, 2000 and 1999...................      F-5
 Consolidated Statements of Cash Flows for the
     Years Ended January 31, 2001, 2000 and 1999...................      F-6
 Notes to Consolidated Financial Statements........................      F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of T/R Systems, Inc.:


We have audited the accompanying consolidated balance sheets of T/R Systems, Inc. and subsidiaries (the "Company") as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the exhibit index at Item 14 of this annual report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2001

                                T/R SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        JANUARY 31,
                                                                                        -----------

                                                                                     2001           2000
                                                                                   --------       --------
                                             ASSETS
Current Assets:
  Cash and cash equivalents .................................................      $ 26,194       $ 27,314
  Restricted cash ...........................................................           200            200
  Receivables, net of allowance of $300 and $150, respectively ..............         7,074          4,659
  Inventories, net ..........................................................         4,817          3,466
  Deferred income taxes .....................................................         2,108             --
  Prepaid expenses and other ................................................           501            475
                                                                                   --------       --------
        Total current assets ................................................        40,894         36,114

Property and equipment, net .................................................         3,979          1,058

Deferred income taxes .......................................................           518             --
                                                                                   --------       --------
                                                                                   $ 45,391       $ 37,172
                                                                                   ========       ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..........................................................      $  2,992       $  1,733
  Deferred revenue ..........................................................           803          1,027
  Accrued salaries and wages ................................................         1,485          1,388
  Income taxes payable ......................................................            50             25
  Other liabilities .........................................................           865            750
                                                                                   --------       --------
        Total current liabilities ...........................................         6,195          4,923

Commitments (Note 10)

Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares
    authorized, 880,000 shares designated as Series A
    Junior Participating Preferred Stock, none issued or outstanding ........            --             --
  Common stock, $0.01 par value, 88,000,000 shares authorized,
    12,214,634 and 11,733,234 shares issued and outstanding, respectively ...           122            117
  Additional paid-in capital ................................................        43,415         42,839
  Deferred compensation .....................................................           (28)           (60)

  Accumulated deficit .......................................................        (4,313)       (10,647)
                                                                                   --------       --------
        Total shareholders' equity ..........................................        39,196         32,249
                                                                                   --------       --------
                                                                                   $ 45,391       $ 37,172
                                                                                   ========       ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                               YEAR ENDED JANUARY 31,
                                                        ------------------------------------
                                                           2001          2000          1999
                                                        --------       -------      --------
Imaging systems ..................................      $ 27,093       $20,969      $ 14,094
Services .........................................         5,153         1,353         1,753
                                                        --------       -------      --------
     Total revenue ...............................        32,246        22,322        15,847

Operating expenses:
  Cost of imaging systems ........................        12,166         9,487         6,579
  Research and development .......................         5,078         3,488         3,202
  Sales and marketing ............................         9,418         6,599         4,891
  General and administrative .....................         3,101         2,163         1,708
                                                        --------       -------      --------

    Total operating expenses .....................        29,763        21,737        16,380
                                                        --------       -------      --------

Operating income (loss) ..........................         2,483           585          (533)


Interest income, net .............................         1,622           117           150
Other expenses ...................................            --            --          (240)
                                                        --------       -------      --------
Income (loss) before provision (benefit)
    for income taxes .............................         4,105           702          (623)
Provision (benefit) for income taxes .............        (2,229)           25            --
                                                        --------       -------      --------

Net income (loss) ................................      $  6,334       $   677      $   (623)
                                                        ========       =======      ========

Net income (loss) per common share -- Basic ......      $   0.53       $  0.25      $  (0.26)
                                                        ========       =======      ========

Net income (loss) per common share -- Diluted ....      $   0.49       $  0.07      $  (0.26)
                                                        ========       =======      ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                        SERIES D
                                     PREFERRED STOCK         COMMON STOCK      ADDITIONAL
                                   -----------------      -----------------      PAID-IN     DEFERRED    ACCUMULATED
                                   SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL   COMPENSATION    DEFICIT        TOTAL
                                   ------     ------      ------     ------    ---------   ------------  -----------      -----
Balance -- January 31,
  1998..................                                  2,277       $ 23      $ 1,044       $ (125)     $(10,701)      $(9,759)
  Stock option exercises                                    220          2          132                                      134
  Amortization of deferred
    compensation........                                                                          32                          32
  Accretion of redeemable
    convertible preferred
    stock...............                                                            (22)                                     (22)
  Net loss..............                                                                                      (623)         (623)
                                                        -------      -----     --------       ------      --------      --------
Balance -- January 31,
  1999..................                                  2,497         25        1,154          (93)      (11,324)      (10,238)
  Issuance of series D
    preferred stock at $4.50
    per share, net of
    issuance costs of $5             222    $     2                                 993                                      995
  Stock option exercises                                    288          3          202                                      205
  Accretion of redeemable
    convertible preferred
    stock...............                                                            (22)                                     (22)
  Issuance of common stock
     in initial public
     offering, net of offering
     costs of $3,265....                                  2,880         29       25,506                                   25,535
  Conversion of preferred
      stock to common...            (222)        (2)      6,068         60       15,006                                   15,064
  Amortization of deferred
    compensation........                                                                          33                          33
  Net income............                                                                                       677           677
                                   -----    -------     -------      -----     --------       ------      --------      --------
Balance -- January 31,
  2000 .................              --         --      11,733        117       42,839          (60)      (10,647)       32,249
  Stock option exercises                                    471          5          438                                      443
  Employee stock purchase
      plan exercises....                                     11         --           69                                       69
  Tax benefit from the exercise
     of stock options...                                                            200                                      200
  Additional offering costs of
     initial public offering                                                       (131)                                    (131)
  Amortization of deferred
     compensation.......                                                                          32                          32
  Net income............                                                                                     6,334         6,334
                                   -----    -------     -------      -----     --------       ------      --------      --------
Balance -- January 31,
  2001 .................              --    $    --      12,215      $ 122     $ 43,415       $  (28)     $ (4,313)     $ 39,196
                                   =====    =======     =======      =====     ========       ======      ========      ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                   YEAR ENDED JANUARY 31,
                                                                          -------------------------------------
                                                                             2001           2000          1999
                                                                          --------       --------       -------

Operating Activities:
  Net income (loss)
  Adjustments to reconcile net income (loss) to net ................      $  6,334       $    677       $  (623)
     cash provided by (used in) operating activities:
     Depreciation ..................................................           949            523           702
     Deferred compensation expense .................................            32             33            32
     Changes in assets and liabilities:
        Increase in receivables ....................................        (3,278)        (2,067)         (223)
        Increase in inventories ....................................        (1,338)        (1,656)         (694)
        (Increase) decrease in prepaid expenses and other assets ...           (26)          (284)           12
        Increase in deferred income tax assets .....................        (2,426)            --            --
        Increase (decrease) in accounts payable ....................         1,721           (410)          170
        (Decrease) increase in deferred revenue ....................          (224)           868            94
        Increase in accrued salaries and wages .....................            97            814           230
        Increase (decrease) in other liabilities ...................           140            401            (4)
        Decrease in deferred royalty revenue .......................            --             --          (625)
                                                                          --------       --------       -------
           Net cash provided by (used in) operating activities .....         1,981         (1,101)         (929)
Investing Activities:
   Purchases of property and equipment .............................        (3,020)          (570)         (944)
Financing Activities:
   Other short-term borrowings .....................................            --            (27)           27
   Proceeds on issuance of long term debt ..........................            --             --           156
   Principal repayments on long term debt ..........................            --           (151)           (5)
   (Decrease) increase in bank overdrafts ..........................          (462)           462            --
   Proceeds from sale of common stock ..............................           512            205           134
   (Costs of) proceeds from initial public offering ................          (131)        25,535            --
   Proceeds from sale of series D preferred stock ..................            --            995            --
                                                                          --------       --------       -------
Net cash (used in) provided by financing activities ................           (81)        27,019           312
                                                                          --------       --------       -------
Net increase (decrease) in cash and cash equivalents ...............        (1,120)        25,348        (1,561)
Cash and Cash Equivalents:
  Beginning of year ................................................        27,314          1,966         3,527
                                                                          --------       --------       -------
  End of year ......................................................      $ 26,194       $ 27,314       $ 1,966
                                                                          ========       ========       =======
Cash paid for interest .............................................      $     --       $     14       $    17
                                                                          ========       ========       =======
Cash paid for income taxes .........................................      $    173       $     --       $    --
                                                                          ========       ========       =======
Supplemental Disclosure of Noncash Investing Activities:
Equipment received for payment of engineering fees .................      $    863       $     --       $   254
                                                                          ========       ========       =======


                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         T/R Systems, Inc. was incorporated in Georgia in September 1991. We design, develop and market an integrated suite of applications that help organizations manage, distribute and produce digital documents. We distribute our products in North America and internationally through a network of independent dealers and through our distribution relationships with Hitachi Koki Imaging Solutions, Inc., IKON Office Solutions, Inc., Kyocera Mita America, Inc., Minolta Co., Ltd., Ricoh Corporation and Toshiba America Business Solutions, Inc.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation -- The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and Cash Equivalents -- Cash equivalents are stated at cost, which approximates market value, and include investments in a money market account and government securities with original maturities of three months or less.

         Revenue Recognition -- Imaging systems revenue is recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Our products do not require significant customization. Before the February 1, 1998 effective date of SOP 97-2, we recognized revenue from imaging systems upon shipment. The adoption of SOP 97-2 has had no effect on our accounting for revenue.

         Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project. We recognize revenue from the sale of printing consumables upon shipment. We recognize revenue from customer service plans ratably over the term of each plan, which is typically one to three years. Nonrefundable prepaid royalties are recognized as revenue over the term of the royalty agreement based on the greater of actual royalties earned or the straight-line method. Revenue from royalties, which is included in service revenue, has been less than 10% of total revenue in each of the last three fiscal years.

         Receivables, Net - Receivables, net include unbilled engineering service fees of $1.4 million at January 31, 2001 and $199,000 at January 31, 2000. The revenue recognition process for these nonrecurring engineering fees was complete, but we could not bill the customers due to contractual terms.

         Research and Development Costs -- Research and development costs are charged to expense when incurred. Software development costs are expensed as incurred until technological feasibility is determined. To date, we have expensed all software development costs.

         Inventory -- Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

         Property and Equipment -- Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the assets, which are generally one and one-half to seven years. Leasehold improvements are amortized over the lesser of useful life or the remaining lease term.

         Product Warranty -- We provide for estimated future warranty costs as products are sold.

         Accounts Payable -- Included in accounts payable at January 31, 2000 is a bank overdraft of $462,000.

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

         Stock-Based Compensation -- We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of Statement of Financial Accounting Standards, SFAS, No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements.

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

         Comprehensive Income -- Effective February 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components, including revenues, expenses, gains and losses in a full set of general purpose financial statements. Because we have no components of other comprehensive income, the adoption of this statement had no effect on our financial statements.

         Fair Value of Financial Instruments -- The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values, due to the short-term nature of these instruments.

         New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 133 was amended by SFAS No. 137 and No. 138 and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133, as amended, effective February 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations because we do not have any significant derivative instruments.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101 in the fourth quarter of fiscal 2001 and have determined that the effect of SAB No. 101 is not material.

         Reclassifications - Certain amounts in fiscal 2000 and fiscal 1999 have been reclassified to conform to the fiscal 2001 financial statement presentation.

3.       INVENTORIES

         Inventories at January 31, 2001 and 2000 consisted of the following:


                                                                              JANUARY 31,
                                                                          ------------------
                                                                           2001        2000
                                                                          ------      ------
                                                                            (IN THOUSANDS)
                          Components and supplies ..................      $3,980      $2,861
                          Finished goods ...........................       1,336       1,026
                                                                          ------      ------
                                                                           5,316       3,887
                          Less reserve for potential losses ........         499         421
                                                                          ------      ------
                                                                          $4,817      $3,466
                                                                          ======      ======

4.       PROPERTY AND EQUIPMENT

         Property and equipment at January 31, 2001 and 2000 consisted of the following:


                                                                              JANUARY 31,
                                                                          ------------------
                                                                           2001        2000
                                                                          ------      ------
                                                                            (IN THOUSANDS)
                         Furniture and fixtures ....................      $1,253      $  744
                         Equipment and software ....................       4,281       1,920
                         Leasehold improvements ....................       1,088         112
                                                                          ------      ------
                                                                           6,622       2,776
                         Less accumulated depreciation .............       2,643       1,718
                                                                          ------      ------
                                                                          $3,979      $1,058
                                                                          ======      ======

         Depreciation expense was $949,000 in fiscal 2001, $523,000 in fiscal 2000 and $702,000 in fiscal 1999.

5.       OTHER LIABILITIES

         Other liabilities at January 31, 2001 and 2000 consisted of the following:


                                                                              JANUARY 31,
                                                                          ------------------
                                                                            2001        2000
                                                                          ------      ------
                                                                            (IN THOUSANDS)
                         Professional services fees ................      $  106      $   71
                         Sales and property taxes ..................          22          37
                         Initial public offering fees ..............          --         224
                         Travel costs ..............................         140         112
                         Marketing programs ........................         138          38
                         Warranty ..................................         100          75
                         Other .....................................         359         193
                                                                          ------      ------
                                                                          $  865      $  750
                                                                          ======      ======

6.       INCOME TAXES

Income (loss) before income taxes for the years ended January 31, 2001, 2000 and 1999 consisted of the following:




                                                                YEAR ENDED JANUARY 31,
                                                             ---------------------------
                                                              2001       2000       1999
                                                             ------     ------     -----
                                                                   (IN THOUSANDS)
                Domestic ..............................      $4,059      $673      $(700)
                Foreign ...............................          46        29         77
                                                             ------      ----      -----
                Income (loss) before income taxes .....      $4,105      $702      $(623)
                                                             ======      ====      =====


Provision (benefit) for income taxes for the years ended January 31, 2001, 2000 and 1999 consisted of the following:


                                                                YEAR ENDED JANUARY 31,
                                                             ---------------------------
                                                              2001      2000       1999
                                                             ------      ----      -----
                                                                   (IN THOUSANDS)
               Current:
                       Federal ........................      $  161      $ 25      $  --
                       State ..........................          30        --         --
                       Foreign ........................           7        --         --
                                                             ------      ----      -----
                                                                198        25         --
               Deferred:
                       Federal & state ................       1,371       182        298
                       Foreign ........................          --        --         --
                       Change in valuation allowance ..      (3,798)     (182)      (298)
                                                             ------      ----      -----
                                                             (2,427)       --         --
                                                             ------      ----      -----

               Provision (benefit) for income taxes ...     $(2,229)     $ 25      $  --
                                                             ======      ====      =====


For the years ended January 31, 2001, 2000 and 1999, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to income (loss) before income taxes and the actual tax expense follows:


                                                                           YEAR ENDED JANUARY 31,
                                                                       -----------------------------
                                                                        2001        2000        1999
                                                                       ------       ----       -----
                                                                              (IN THOUSANDS)
               Income tax (benefit) expense at statutory rate ...      $1,396       $239       $(212)
               State income tax (benefit) expense, net of
                  federal income tax benefit ....................         123         21         (19)
               Change in beginning of year valuation allowance ..      (3,798)      (182)       (298)
               Permanent differences ............................          83         27          18
               Nondeductible financing costs ....................          --        (89)         --
               Tax losses for which no benefit was taken ........          --         --         491
               Other ............................................         (33)         9          20
                                                                       ------       ----       -----

               Provision (benefit) for income taxes .............     $(2,229)      $ 25       $  --
                                                                       ======       ====       =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at January 31, 2001 and 2000 are summarized below:


                                                                       JANUARY 31,
                                                                   ------------------
                                                                    2001        2000
                                                                   ------      ------
                                                                     (IN THOUSANDS)
              Current deferred tax assets:
                      Net operating loss carryforwards ......      $1,164      $2,748
                      Accounts receivable ...................         111          60
                      Accrued liabilities ...................         416         351
                      Deferred revenue ......................         223         253
                      Inventory .............................         194         199
                                                                   ------      ------

                      Total current deferred tax assets .....       2,108       3,611
                                                                   ------      ------

              Long term deferred tax assets:
                      Deferred rent .........................          14          12
                      Other assets ..........................         259           8
                      Property and equipment ................         245         167
                                                                   ------      ------

                      Total long-term deferred tax assets ...         518         187
                                                                   ------      ------

              Total deferred tax assets .....................       2,626       3,798

              Valuation allowance ...........................          --      (3,798)
                                                                   ------      ------

              Net deferred tax assets .......................      $2,626      $   --
                                                                   ======      ======


         During the fourth quarter of fiscal 2001, we recognized a $2.4 million deferred income tax benefit in our results of operations. Additionally, we recognized a $200,000 deferred income tax asset for the tax benefits related to the exercise of employee stock options through a corresponding increase to our additional paid-in capital. These amounts represent the remainder of our net operating losses for income taxes and other deferred income tax assets, which had previously been fully offset by a valuation allowance. In estimating the realizability of our $2.6 million deferred tax assets, we consider both positive and negative evidence and give greater weight to evidence that is objectively verifiable. In the fourth quarter of fiscal 2001, we concluded that the realization of these deferred tax assets was more likely than not based on the level of current year taxable income, the absence of cumulative net operating losses for the past three years, anticipated future operating results and the amount and expiration dates of our net operating loss carryforwards. In prior periods, we concluded that the realization of our deferred tax assets was not more likely than not and fully offset our deferred tax assets with a valuation allowance.

         At January 31, 2001, we had approximately $3.0 million in income tax net operating loss carryforwards, which, if not utilized, expire beginning in 2011 through 2014. The utilization of these net operating loss carryforwards depends primarily on the recognition of taxable income in future years. Our tax net operating loss carryforwards and related expiration dates are summarized below:

                             YEAR OF EXPIRATION -
                          FISCAL YEAR ENDED JANUARY 31,      AMOUNT
                          -----------------------------      ------
                                                         (IN THOUSANDS)
                                     2011                  $  1,160
                                     2012                       674
                                     2013                     1,075
                                     2014                        64



7.       CREDIT FACILITY

         We have a $3.0 million secured revolving line of credit from a bank, which expires on October 14, 2001. There were no borrowings against this line of credit at January 31, 2001 or 2000. All borrowings under the line of credit bear interest at prime plus 0.25% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2001. The agreement also provides for up to $200,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

         At January 31, 2001, we had an unused $200,000 letter of credit from a bank under an additional credit facility. Both the letter of credit and the credit facility expire on January 10, 2002. As security for the letter of credit, we are required to maintain a certificate of deposit for $200,000. The certificate of deposit is classified as restricted cash.

8.       REDEEMABLE, CONVERTIBLE PREFERRED STOCK

         Prior to November 2000, we had designated 4,799,999 shares as series A redeemable, convertible preferred stock, 2,961,585 shares as series B redeemable, convertible preferred stock and 1,215,500 shares as series C redeemable, convertible preferred stock. Through August 1995, we had issued and sold 4,799,999 shares of series A preferred stock at $1.00 per share. In January 1996, we issued and sold 2,961,585 shares of series B preferred stock at $2.55 per share. During March and June 1997, we issued and sold a total of 1,222,222 shares of series C preferred stock at $2.25 per share.

         The shares of preferred stock automatically converted into common stock upon the closing of our initial public offering on January 31, 2000. Each share of series A preferred stock converted into .606 shares of common stock. Each share of series B preferred stock converted into .773 shares of common stock. Each share of series C preferred stock converted into .606 shares of common stock.

         Prior to conversion of the preferred shares, dividends on common shares required the approval of the holders of a majority of the shares of each series of preferred stock and were payable only after any preferred stock dividend requirements were satisfied.

         Additionally, the series A, series B and series C redeemable, convertible preferred stock had liquidation preferences equal to $1.00, $2.55 and $2.25 per share, respectively.

         The series A, series B and series C redeemable, convertible preferred stock were subject to mandatory redemption in two equal installments in 2001 and 2002 at a redemption price of each series A, series B, and series C share equal to the greater of cost or appraised value. The shares of preferred stock were not recorded at redemption value due to the uncertainty of redemption at amounts greater than their carrying value.

                                                      SERIES A             SERIES B             SERIES C
                                                   PREFERRED STOCK      PREFERRED STOCK      PREFERRED STOCK
                                                  -----------------     ----------------     ----------------
                                                  SHARES     AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT     TOTAL
                                                  ------     ------     ------    ------     ------    ------     -----
                                                                              (IN THOUSANDS)
         Balance January 31, 1998 ............     4,800     $ 4,773     2,962    $ 7,519     1,215   $ 2,728    $ 15,020
           Preferred stock accretion .........        --           9        --         11        --         2          22
                                                  ------     -------    ------    -------    ------   -------    --------
         Balance January 31, 1999 ............     4,800       4,782     2,962      7,530     1,215     2,730      15,042
           Preferred stock accretion .........        --           9        --         11        --         2          22
           Conversion of preferred stock to
               common stock ..................    (4,800)     (4,791)   (2,962)    (7,541)   (1,215)   (2,732)    (15,064)
                                                  ------     -------    ------    -------    ------   -------    --------

         Balance-- January 31, 2000 ..........        --     $    --        --    $    --        --   $    --    $     --
                                                  ======     =======    ======    =======    ======   =======    ========

         We netted the costs associated with the issuance of redeemable, convertible preferred stock against the gross proceeds received and accreted the carrying amount of each series of preferred stock through a charge to additional paid-in capital.

9.       SHAREHOLDERS' EQUITY

         Preferred Stock -- We are authorized to issue up to 12,000,000 shares of $0.01 par value preferred stock. As of November 2000, we had designated 880,000 shares as Series A Junior Participating Preferred Stock. No shares of this junior participating preferred stock were issued or outstanding at January 31, 2001.

         Common Stock -- We are authorized to issue up to 88,000,000 shares of $0.01 par value voting common stock.

         During the fourth quarter of fiscal 2001, we adopted a shareholder rights plan. Under the plan, our board of directors authorized and declared a dividend distribution of one right for each share of our common stock outstanding. Under the plan, the rights initially trade with the common stock and are not exercisable. In absence of further action by our board of directors, the rights generally will become exercisable and allow the holder to acquire shares of our common stock at a discounted price if a person or group acquires beneficial ownership of 15% or more of the outstanding shares of our common stock. Rights held by persons or groups that exceed the applicable threshold will be void. In certain circumstances, the rights entitle the holder to buy shares in an acquiring entity at a discounted price. Our board of directors may, at its option, redeem all rights for $0.01 per right generally at any time prior to the rights becoming exercisable. In certain circumstances, our board of directors may, at its option, exchange all or part of the exercisable rights for shares of our common stock at an exchange ratio of one share of common stock per right. The rights will expire on November 27, 2010 unless earlier redeemed, exchanged or amended by our board of directors. The issuance of the rights was not a taxable event, does not affect our reported financial results, including earnings per share, and did not change the way our common stock is traded.

         Stock Option Plans -- At January 31, 2001, we had stock option plans that provide for the granting of stock options to officers, employees, and key persons to purchase up to 3,727,273 shares of our common stock. The plans allow for the grant of both incentive and nonqualified stock options. The exercise price of the incentive stock options may not be less than fair market value of the stock on the date of grant. Generally, these options are exercisable ratably over four years and expire after ten years.

         In October 1994, we established the 1994 associates stock option plan. Under this plan, we may issue, to nonemployees who act as directors, consultants or advisors, nonqualified stock options to purchase up to 30,303 shares of our common stock. Generally, these options are exercisable immediately upon grant and expire at the earlier of three months after the nonemployee ceases to be associated with T/R Systems or ten years from the date of grant.

         The following table presents the activity in the above plans:

                                                                   YEAR ENDED JANUARY 31,
                                              ------------------------------------------------------------------
                                                      2001                   2000                  1999
                                              ---------------------  --------------------   --------------------
                                                          WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                           AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                               SHARES       PRICE     SHARES     PRICE      SHARES      PRICE
                                              --------   ----------  --------   ---------   ------    ----------
                                                                        (SHARES IN THOUSANDS)
         Options outstanding as of
           February 1 .....................     1,484     $    2.83    1,510     $   1.16    1,591     $   0.76
         Granted ..........................       835         10.75      297         9.26      162         4.93
         Exercised ........................      (470)         0.92     (288)        0.77     (220)        0.61
         Forfeited ........................      (115)         7.04      (35)        2.48      (23)        5.41
         Options outstanding as of
                                                -----                  -----                 -----
           January 31 .....................     1,734          6.88    1,484         2.83    1,510         1.16
                                                =====                  =====                 =====
         Options exercisable as of
           January 31 .....................       591          2.02      764         0.94      703         0.72
                                                =====                  =====                 =====
         Weighted-average fair value of
           options granted during the
           year ...........................               $    9.26                $ 2.18              $   0.44
                                                          =========                ======              ========

         The following table summarizes information about stock options outstanding at January 31, 2001:

                                             NUMBER        AVERAGE     WEIGHTED-      NUMBER      WEIGHTED-
                                         OUTSTANDING AT   REMAINING     AVERAGE   EXERCISABLE AT   AVERAGE
                  RANGE OF                 JANUARY 31,   CONTRACTUAL   EXERCISE     JANUARY 31,   EXERCISE
               EXERCISE PRICES                2001       LIFE (YEARS)    PRICE         2001         PRICE
               ---------------           --------------  ------------  ---------  --------------  ----------
                                                                (SHARES IN THOUSANDS)
         $ 0.17 to $0.83 .........            566            5.6        $ 0.79           478      $    0.78
           3.30 to 4.95 ..........            125            7.5          4.56            56           4.50
           5.78 to 6.60 ..........            334            9.2          6.38            18           6.57
           8.25 to 10.00 .........            229            9.1          9.05            22          10.00
          11.00 to 13.55 .........            340            9.1         12.75            16          13.20
          17.00 ..................            140            9.1         17.00             1          17.00
                                            -----                                        ---
         $ 0.17 to $17.00 ........          1,734            7.9          6.88           591           2.02
                                            =====                                        ===

         We have estimated the fair value of options at the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:


                                                  YEAR ENDED JANUARY 31,
                                            --------------------------------
                                             2001         2000         1999
                                            ------       ------       ------
          Expected life (years) ....           5.8          2.5          2.5
          Interest rate ............           6.2%         5.6%         4.8%
          Volatility ...............         128.8%        32.2%         0.0%
          Dividend yield ...........           0.0%         0.0%         0.0%

         Had compensation for our stock option grants in fiscal 2001, 2000 and 1999 been determined by using grant-date fair value based on the guidance in SFAS No. 123, our net income would have been $3.9 million in fiscal 2001 and $541,000 in fiscal 2000, and our net loss would have been $696,000 in fiscal 1999. Basic net income per share would have been $0.33 in fiscal 2001 and $0.20 in fiscal 2000, and diluted net income per share would have been $0.31 in fiscal 2001 and $0.05 in fiscal 2000. Basic and diluted net loss per share would have been $0.30 in fiscal 1999.

         During the year ended January 31, 1998, we recorded $130,000 in deferred compensation, which represented the excess of the estimated market value of our common stock over the exercise price of stock options granted at date of grant. Deferred compensation is amortized over the vesting period of the stock options, four years. Compensation expense related to stock options was $32,000 in fiscal 2001, $33,000 in fiscal 2000 and $32,000 in fiscal 1999.

         Employee Stock Purchase Plan - During fiscal 2001, our shareholders approved our 2000 Employee Stock Purchase Plan with an initial reserve of 200,000 shares of our common stock. The plan allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of our common stock on the first or last day of an offering period through payroll deductions of up to 10% of each employee's compensation. Offering periods typically last six months. The plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. During fiscal 2001, we sold 10,858 shares of our common stock under the plan.

10.      COMMITMENTS

         We lease existing office facilities and equipment under operating lease agreements, which expire through 2005. We have the option to renew two of our facility leases for one five-year term at the expiration of the original term. The future noncancelable minimum rent schedule for these leases is as follows:

                      YEAR ENDING JANUARY 31,               (IN THOUSANDS)
                    2002....................                    $  619
                    2003....................                       671
                    2004....................                       140
                    2005....................                        38
                                                                ------
                              Total.........                    $1,468
                                                                ======

         Rent expense was $556,000 for fiscal 2001, $389,000 for fiscal 2000 and $364,000 for fiscal 1999.

11.      SEGMENT INFORMATION

         We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue by geographic area is summarized below:


                                                            YEAR ENDED JANUARY 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                               (IN THOUSANDS)
                      United States........            $ 26,091    $ 17,505    $ 10,978
                      Asia.................               2,155       1,047       3,395
                      Europe...............               2,494       1,662       1,047
                      Other foreign countries             1,506       2,108         427
                                                       --------    --------    --------
                      Total................            $ 32,246    $ 22,322    $ 15,847
                                                       ========    ========    ========

         Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

         For the year ended January 31, 2001, our three largest customers represented 20.8%, 18.7% and 12.7% of total revenue. For the year ended January 31, 2000, two customers represented 34.9% and 11.5% of total revenue. One customer accounted for 14.1% of total revenue for the year ended January 31, 1999. At January 31, 2001, two customers represented 20.3% and 11.5% of total receivables. At January 31, 2000, two customers represented 31.5% and 17.3% of total receivables. One customer represented 12.7% of total receivables at January 31, 1999.

12.      EMPLOYEE RETIREMENT SAVING PLAN

         We have a pretax saving plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation, not to exceed the maximum IRS deferral amount. Our discretionary contribution is determined by our board of directors. Currently, we match 50% of each participant's contribution, up to 6% of the participant's compensation. Our contributions vest with each employee ratably over four years beginning on the employees date of hire. We contributed $181,000 to the plan during fiscal 2001, $114,000 during fiscal 2000 and $69,000 during fiscal 1999.

13.      NET INCOME (LOSS) PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income (loss) per common share:


                                                                 YEAR ENDED JANUARY 31,
                                                      ------------------------------------------
                                                        2001             2000              1999
                                                      -------          -------           -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss) ........................          $ 6,634          $   677           $  (623)
  Accretion on redeemable preferred
    Stock ..................................               --              (22)              (22)
                                                      -------          -------           -------
  Net income (loss) applicable to common
    shareholders -- Basic ..................            6,634              655              (645)
  Add back accretion on redeemable
    Preferred stock ........................               --               22                --
                                                      -------          -------           -------
  Net income (loss) applicable to common
    shareholders -- Diluted ................          $ 6,634          $   677           $  (645)
                                                      =======          =======           =======
Denominator:
  Weighted average shares
    outstanding -- Basic ...................           12,008            2,641             2,444
  Conversion of preferred stock ............               --            6,012                --
  Effect of outstanding stock options ......              878            1,208                --
                                                      -------          -------           -------
  Total -- Diluted .........................           12,886            9,861             2,444
                                                      =======          =======           =======
Net income (loss) per common
  shares -- Basic ..........................          $  0.53          $  0.25           $ (0.26)
                                                      =======          =======           =======
Net income (loss) per common and
  common equivalent shares -- Diluted ......          $  0.49          $  0.07           $ (0.26)
                                                      =======          =======           =======

         For the years ended January 31, 2001, 2000 and 1999, the historical diluted computations exclude the effects of all stock options and shares of convertible preferred stock which were antidilutive. At each corresponding period ended January 31, 2001, 2000 and 1999, common shares issuable under these arrangements which were antidilutive were 706,000, 69,000 and 7,444,000.


14.      UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

         The following tables summarize supplemental unaudited quarterly consolidated financial data for fiscal 2001 and fiscal 2000:

                                                                                 QUARTER ENDED
                                                 -----------------------------------------------------------------------------
                                                 APRIL 30, 2000      JULY 31, 2000      OCTOBER 31, 2000      JANUARY 31, 2001
                                                 --------------      -------------      ----------------      ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Total revenue..........................            $7,310             $8,839                $9,070                 $7,027
  Operating income (loss)................               455              1,337                 1,674                   (983)
  Net income.............................               800              1,650                 2,014                  1,870
  Net income per common share - Basic....            $ 0.07             $ 0.14                $ 0.17                 $ 0.15
  Net income per common share - Diluted..              0.06               0.13                  0.16                   0.15


                                                                                 QUARTER ENDED
                                                 -----------------------------------------------------------------------------
                                                 APRIL 30, 1999      JULY 31, 1999      OCTOBER 31, 1999      JANUARY 31, 2000
                                                 --------------      -------------      ----------------      ----------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Total revenue..........................            $4,656             $5,233                $5,815                 $6,618
  Operating income.......................                59                110                   162                    254
  Net income.............................                75                136                   201                    265
  Net income per common share - Basic....            $ 0.03             $ 0.05                $ 0.08                 $ 0.09
  Net income per common share - Diluted..              0.01               0.01                  0.02                   0.03


         As described in note 6, the results of operations for the quarterly period ended January 31, 2001 includes a $2.4 million deferred income tax benefit.

                                                                     SCHEDULE II

                                T/R SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT    CHARGED TO                                 BALANCE AT
                                                     BEGINNING     COSTS AND    CHARGED TO                      END OF
                DESCRIPTION                          OF PERIOD     EXPENSES   OTHER ACCOUNTS  DEDUCTIONS(1)    PERIOD
-----------------------------------------           ----------    ----------  --------------  -------------  ----------
Year ended January 31, 2001 allowance for
  doubtful accounts                                     $150          $140          $12          $  (2)          $300
Year ended January 31, 2000 allowance for
  doubtful accounts                                     $200          $ 71           --          $(121)          $150
Year ended January 31, 1999 allowance for
  doubtful accounts                                      175            25           --             --            200
Year ended January 31, 2001 allowance for
  inventory obsolescence                                 421           182           --           (104)           499
Year ended January 31, 2000 allowance for
  inventory obsolescence                                 573           119           --           (271)           421
Year ended January 31, 1999 allowance for
  inventory obsolescence                                 670           132           --           (229)           573

----------

(1)  Deductions represent write-offs to the respective reserve accounts.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                            DESCRIPTION OF EXHIBIT
      ---------                                          ----------------------
       3.1          -- Restated Articles of Incorporation of T/R Systems, Inc.

       3.1.1        -- Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of T/R
                       Systems, Inc.

       10.21        -- Loan Modification Agreement, dated as of December 19, 2000, by and between Silicon Valley Bank and T/R
                       Systems, Inc.

       10.22+       -- Master Development Agreement, dated as of April 10, 2000 (signed January 2001), by and between Minolta Co.,
                       Ltd. and T/R Systems, Inc.

       10.22.1+     -- Addendum to Master Development Agreement, dated as of April 10, 2000 (signed January 2001), by and between
                       Minolta Co., Ltd. and T/R Systems, Inc.

       10.22.2+     -- Addendum to Master Development Agreement, dated as of November 20, 2000 (signed January 2001), by and between
                       Minolta Co., Ltd. and T/R Systems, Inc.

       10.22.3+     -- Addendum to Master Development Agreement, dated as of November 20, 2000 (signed January 2001), by and between
                       Minolta Co., Ltd. and T/R Systems, Inc.

       10.23+       -- Master Assembly and Distribution Agreement, dated January 31, 2001, by and between Kyocera Mita America and
                       T/R Systems, Inc.

       21.1         -- Subsidiaries of the registrant

       23.1         -- Consent of Deloitte & Touche LLP


----------------
+ Confidential treatment has been requested with respect to portions of this exhibit