Form 10-Q
period 2001-04-30
T/R SYSTEMS INC
filed 2001-06-12
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

Commission file number:      0-29045
                        -----------------

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

                               1300 Oakbrook Drive
                                Norcross, Georgia
                       ----------------------------------
                    (Address of principal executive offices)

                                      30093
                                  ------------
                                   (Zip Code)

                                 (770) 448-9008
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                              --------------------
        (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 11, 2001, 12,246,580 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS

                                                            PART I                                                Page
                                                                                                                  ----
         Item 1  Consolidated Financial Statements...........................................................       2
         Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.......       8
         Item 3  Quantitative and Qualitative Disclosures About Market Risk .................................      10

                                                           PART II
         Item 2  Changes in Securities and Use of Proceeds...................................................      10
         Item 6  Exhibits and Reports on Form 8-K............................................................      11

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                T/R SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                  APRIL 30,         JANUARY 31,
                                                                                    2001                2001
                                                                                  ---------         -----------

                                               ASSETS
         Current Assets:
           Cash and cash equivalents .....................................        $  22,387         $  26,394
           Receivables, net ..............................................            6,622             7,074
           Inventories, net ..............................................            4,201             4,817
           Deferred income taxes .........................................            2,964             2,108
           Prepaid expenses and other ....................................              613               501
                                                                                  ---------         ---------
                 Total current assets ....................................           36,787            40,894

         Property and equipment, net .....................................            5,081             3,979

         Deferred income taxes ...........................................              518               518
                                                                                  ---------         ---------

                                                                                  $  42,386         $  45,391
                                                                                  =========         =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
         Current Liabilities:
           Accounts payable ..............................................        $   2,197         $   2,992
           Deferred revenue ..............................................              607               803
           Accrued salaries and wages ....................................              867             1,485
           Other liabilities .............................................            1,002               915
                                                                                  ---------         ---------
                 Total current liabilities ...............................            4,673             6,195

         Shareholders' Equity:
           Preferred stock, $0.01 par value, 12,000,000 shares authorized;
             880,000 shares designated as Series A Junior
             Participating Preferred Stock, none issued or outstanding ...               --                --
           Common stock, $0.01 par value, 88,000,000 shares authorized;
             12,243,974 and 12,214,634 shares issued and outstanding,
             respectively ................................................              122               122
           Additional paid-in capital ....................................           43,446            43,415
           Deferred compensation .........................................              (20)              (28)
           Accumulated deficit ...........................................           (5,835)           (4,313)
                                                                                  ---------         ---------

                 Total shareholders' equity ..............................           37,713            39,196
                                                                                  ---------         ---------

                                                                                  $  42,386         $  45,391
                                                                                  =========         =========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        FOR THE THREE
                                                                                         MONTHS ENDED
                                                                                           APRIL 30,
                                                                                  ---------------------------
                                                                                     2001              2000
                                                                                  ---------         ---------

         Revenue .........................................................        $   5,894         $   7,310

         Operating Expenses:
           Cost of imaging systems .......................................            2,733             2,934
           Research and development ......................................            1,710             1,092
           Sales and marketing ...........................................            3,003             2,095
           General and administrative ....................................            1,104               734
                                                                                  ---------         ---------

                   Total operating expenses ..............................            8,550             6,855
                                                                                  ---------         ---------

         Operating income (loss) .........................................           (2,656)              455

         Interest income .................................................              278               380
                                                                                  ---------         ---------

         Income (loss) before income tax expense (benefit) ...............           (2,378)              835

         Income tax expense (benefit) ....................................             (856)               35
                                                                                  ---------         ---------

         Net income (loss) ...............................................        $  (1,522)        $     800
                                                                                  =========         =========

         Net income (loss) per common share -- Basic .....................        $   (0.12)        $    0.07
                                                                                  =========         =========

         Net income (loss) per common share -- Diluted ...................        $   (0.12)        $    0.06
                                                                                  =========         =========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            FOR THE THREE
                                                                                            MONTHS ENDED
                                                                                              APRIL 30,
                                                                                       ------------------------
                                                                                         2001            2000
                                                                                       --------        --------

         Operating Activities:
           Net income (loss) ..................................................        $ (1,522)       $    800
           Adjustments to reconcile net income (loss) to net
              cash (used in) provided by operating activities:

              Depreciation ....................................................             428             146
              Deferred compensation expense ...................................               8               8
              Changes in assets and liabilities:
                 (Increase) decrease in receivables ...........................            (610)          1,245
                 Decrease (increase) in inventories ...........................             616             (82)
                 (Increase) decrease in prepaid expenses other ................            (112)             37
                 Increase in deferred income taxes ............................            (856)             --
                 (Decrease) increase in accounts payable ......................            (795)            352
                 Decrease in deferred revenue .................................            (196)           (211)
                 Decrease in accrued salaries and wages .......................            (618)           (613)
                 Increase in other liabilities ................................              87              48
                                                                                       --------        --------
                    Net cash (used in) provided by operating activities .......          (3,570)          1,730
         Investing Activities:
            Purchases of property and equipment ...............................            (468)           (162)
         Financing Activities:
            Decrease in bank overdrafts .......................................              --            (462)
            Proceeds from sale of common stock ................................              31             106
            Costs of initial public offering ..................................              --            (119)
                                                                                       --------        --------
         Net cash provided by (used in) financing activities ..................              31            (475)
                                                                                       --------        --------
         Net (decrease) increase in cash and cash equivalents .................          (4,007)          1,093
         Cash and Cash Equivalents:
           Beginning of period ................................................          26,394          27,514
                                                                                       --------        --------
           End of period ......................................................        $ 22,387        $ 28,607
                                                                                       ========        ========
         Supplemental cash flow information:
           Cash paid for income taxes .........................................        $     52        $     --
                                                                                       ========        ========
           Noncash investing activities:
           Equipment received for payment of engineering fees .................        $  1,062        $     --
                                                                                       ========        ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  The unaudited interim consolidated financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited consolidated financial statements contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2001 and should be read in conjunction with those audited consolidated financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods have been made.

                  The preparation of these unaudited interim consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2001 and the reported amounts of revenue and expenses during the three months then ended. Our actual results could differ from these estimates. Additionally, our results for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                  The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

                  Certain fiscal year 2001 amounts have been reclassified to conform to the fiscal year 2002 financial statement presentation.

2.       NEW ACCOUNTING PRONOUNCEMENTS

                  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 133 was amended by SFAS No. 137 and SFAS No. 138 and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133, as amended, effective February 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations because we do not have any significant derivative instruments.

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

3.       BALANCE SHEET DETAIL

                                                       APRIL 30,     JANUARY 31,
                                                          2001          2001
                                                       ---------     -----------
                                                            (IN THOUSANDS)

         RECEIVABLES:

         Accounts receivable ....................        $7,263        $7,374
         Less allowance for doubtful accounts ...           641           300
                                                         ------        ------
                                                         $6,622        $7,074
                                                         ======        ======

         INVENTORIES:

         Components and supplies ................        $3,829        $3,980
         Finished goods .........................         1,361         1,336
                                                         ------        ------
                                                          5,190         5,316
         Less reserve for potential losses ......           989           499
                                                         ------        ------
                                                         $4,201        $4,817
                                                         ======        ======

4.       SEGMENT INFORMATION

                  We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

                                              FOR THE THREE MONTHS
                                                ENDED APRIL 30,
                                              --------------------
                                               2001          2000
                                              ------        ------

                  Imaging systems ....        $4,017        $6,843
                  Services ...........         1,877           467
                                              ------        ------
                  Total ..............        $5,894        $7,310
                                              ======        ======

                  Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

                  Revenue by geographic area is summarized below (in thousands):

                                                        FOR THE THREE MONTHS
                                                          ENDED APRIL 30,
                                                        --------------------
                                                         2001          2000
                                                        ------        ------
                  United States ................        $3,864        $5,997
                  Asia .........................         1,123           140
                  Europe .......................           799           726
                  Other foreign countries ......           108           447
                                                        ------        ------
                  Total ........................        $5,894        $7,310
                                                        ======        ======

                  Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME (LOSS) PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED APRIL 30,
                                                                                   ------------------------
                                                                                     2001            2000
                                                                                   --------        --------
                  Numerator:

                      Net income (loss) ...................................        $ (1,522)       $    800

                  Denominator:

                      Weighted average shares outstanding -- Basic ........          12,241          11,757

                      Effect of outstanding stock options .................              --           1,233
                                                                                   --------        --------
                      Weighted average shares outstanding -- Diluted ......          12,241          12,990
                                                                                   ========        ========

                  Net income (loss) per common share -- Basic .............        $  (0.12)       $   0.07
                                                                                   ========        ========

                  Net income (loss) per common share -- Diluted ...........        $  (0.12)       $   0.06
                                                                                   ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2001. Results for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents our operating data as a percentage of revenue:


                                                                  FOR THE THREE MONTHS
                                                                    ENDED APRIL 30,
                                                                  --------------------
                                                                   2001          2000
                                                                  ------        ------

                  Revenue ................................         100.0%        100.0%
                  Operating expenses:
                   Cost of imaging systems ...............          46.4          40.1
                   Research and development ..............          29.0          14.9
                   Sales and marketing ...................          50.9          28.7
                   General and administrative ............          18.7          10.1
                                                                  ------        ------
                       Total operating expenses ..........         145.0          93.8
                                                                  ------        ------
                  Operating income (loss) ................         (45.0)          6.2
                  Interest income ........................           4.7           5.2
                                                                  ------        ------
                  Income (loss) before income tax
                    expense (benefit) ....................         (40.3)         11.4
                  Income tax expense (benefit) ...........         (14.5)          0.5
                                                                  ------        ------
                  Net income (loss) ......................         (25.8)%        10.9%
                                                                  ======        ======

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 AND 2000

         Revenue. Revenue was $5.9 million in the quarter ended April 30, 2001, as compared to $7.3 million in the same quarter of last year. The decrease in revenue of $1.4 million, or 19.4%, was due to a decrease in revenue from sales of imaging systems and related add-on software and hardware and consumables. Imaging systems revenue decreased $2.8 million, from $6.8 million in the quarter ended April 30, 2000 to $4.0 million in the quarter ended April 30, 2001, as a result of a decrease in customer orders through both our OEM and independent reseller channels. The decrease in imaging systems revenue was offset by an increase of $1.4 million in services revenue from $467,000 to $1.9 million. The increase in services revenue was primarily due to an increase in engineering service fees for the development of new technology for the connection of additional print devices to the MicroPress.

         We derived $2.0 million, or 34.4%, of our revenue from customers outside the United States in the quarter ended April 30, 2001. This is up from $1.3 million, or 18.0%, of our revenue in the same quarter of the prior year. This increase was due to an increase in revenue from Japanese customers primarily for engineering service fees.

         Cost of Imaging Systems. Cost of imaging systems was $2.7 million, or 68.0% of imaging systems revenue, in the quarter ended April 30, 2001, as compared to $2.9 million, or 42.9% of imaging systems revenue, in the same quarter in the prior year. The increase as a percent of imaging systems revenue was due to the following:

         - during the first quarter of fiscal 2002, we recorded a non-recurring charge of $490,000 in cost of imaging systems for the write down of print devices in inventory to their net realizable value. No such charge was recorded in the first quarter of fiscal 2001;

         - the labor and overhead components of cost of imaging systems increased as a percent of imaging systems revenue as a result of a decrease in imaging systems revenue coupled with an increase in labor and overhead costs; and

         - imaging systems revenue from sales to our independent resellers increased as a percent of total imaging systems revenue. Systems sold to our independent resellers have higher levels of hardware content, and thus carry a higher cost of sales, than systems sold to our OEM customers.

         Research and Development. Research and development expenses increased $618,000, or 56.6%, from $1.1 million in the quarter ended April 30, 2000 to $1.7 million in the quarter ended April 30, 2001. The increase was primarily due to an increase in personnel-related expenses of $418,000 resulting from the hiring of additional research and development personnel to assist in the further development of our products. Also contributing to the increase was an increase in depreciation expense of $117,000, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to the MicroPress. We believe that research and development spending, including spending for employee salaries and benefits, will further increase in the future as we continue to expand our product offerings and increase the connectivity and software functionality of our products.

         Sales and Marketing. Sales and marketing expenses increased by $908,000, or 43.3%, from $2.1 million in the quarter ended April 30, 2000, to $3.0 million in the quarter ended April 30, 2001. The increase was primarily due to a $664,000 increase in personnel-related and travel-related expenses as a result of the hiring of additional sales and technical support personnel to support the growth of our business. The remaining increase was primarily due to increased trade show-related expenses. We believe that we will need to continue to increase our sales and marketing efforts to address new markets and support additional OEM relationships in the future.

         General and Administrative. Our general and administrative expenses in the quarter ended April 30, 2001 were $1.1 million as compared to $734,000 in the same quarter of the prior fiscal year. The increase of $370,000, or 50.4%, was primarily due to an increase in the provision for doubtful accounts of $330,000 over the same quarter of the prior fiscal year. We believe that the increase in our allowance for doubtful accounts was necessary given concerns about credit problems with certain of our independent resellers.

         Interest Income. Interest income decreased $102,000 to $278,000 in the quarter ended April 30, 2001 from $380,000 in the same quarter in the prior fiscal year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates compared to the same quarter in the prior year.

         Income Tax Expense (Benefit). During the quarter ended April 30, 2001, we recorded an income tax benefit of $856,000 as a result of our pre-tax loss of $2.4 million. During the quarter ended April 30, 2000, we recorded income tax expense for alternative minimum taxes of $35,000 after utilizing our net operating loss carryforward deduction. During the quarter ended January 31, 2001, we recognized the remainder of our net operating loss carryforwards and recorded a deferred tax asset for their future use.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $22.4 million at April 30, 2001, a decrease of $4.0 million during the quarter.

         For the quarter ended April 30, 2001, net cash used in operating activities was $3.6 million as compared to net cash provided by operating activities of $1.7 million in the first quarter of the prior fiscal year. The decrease was primarily due to our net loss for the first quarter of the current fiscal year as compared to net income in the first quarter of the prior fiscal year. Also contributing to the decrease in operating cash flow was a decrease in accounts payable and accrued salaries and wages during the first quarter of the current fiscal year, due to the timing of payments. Net cash used in investing activities, which consists of purchases of property and equipment, was $468,000 for the quarter ended April 30, 2001 and $162,000 for the quarter ended April 30, 2000. Additionally, we received $1.1 million in equipment during the quarter ended April 30, 2001 as payment of engineering fees. Thus, total property and equipment additions for the period were $1.5 million. Net cash provided by financing activities was $31,000 in the first quarter of the current fiscal year, consisting of proceeds from stock option exercises. Net cash used in financing activities in the first quarter of the prior fiscal year of $462,000 was primarily the result of the settlement of bank overdrafts during the quarter.

         On October 11, 2000, we entered into a loan modification agreement amending our existing loan and security agreement with a commercial bank. The loan modification agreement extends the expiration date of the existing agreement until October 2001, decreases the rate of interest charged on loans under the existing agreement to prime plus one-quarter of one percentage point and amends certain covenants of the existing agreement. There were no borrowings outstanding under the $3.0 million revolving line of credit provided for under the loan and security agreement during the quarter ended April 30, 2001. We were in compliance with the covenants of the agreement at April 30, 2001.

         We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and business expansion for the foreseeable future. However, if cash generated by operations is insufficient to satisfy our operating requirements or if we determine to acquire any technology, we may be required to raise additional funds, through either debt or equity financings. There can be no assurance that we will be able to obtain any financing on terms acceptable to us, if at all.

         Inflation had no material impact on our operations during the quarter ended April 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of April 30, 2001, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

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

                           As of April 30, 2001, we had used $3.0 million of the
                  net proceeds from our initial public offering to fund our working capital needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We had invested the remaining $22.4 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         No exhibits are required to be filed with this report.

         (b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         T/R Systems, Inc.


  June 12, 2001                         /s/ Lyle W. Newkirk
-----------------               -----------------------------------
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