Form 10-Q
period 2001-07-31
T/R SYSTEMS INC
filed 2001-09-14
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the quarterly period ended July 31, 2001

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
       For the transition period from ______ to ______


Commission file number:                       0-29045
                              --------------------------------------------


                                T/R SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Georgia                                               58-1958870
         -------                                           -------------------
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

                                       N/A
                                 ---------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 12, 2001, 12,266,983 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS

                                                              PART I                                               Page
                                                                                                                   ----

      Item 1      Consolidated Financial Statements...........................................................       2
      Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations.......       8
      Item 3      Quantitative and Qualitative Disclosures About Market Risk .................................      11

                                                             PART II
      Item 2      Changes in Securities and Use of Proceeds...................................................      11
      Item 4      Submission of Matters to a Vote of Security Holders.........................................      11
      Item 6      Exhibits and Reports on Form 8-K............................................................      12

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                T/R SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                JULY 31,              JANUARY 31,
                                                                                  2001                   2001
                                                                                --------              -----------

                                                     ASSETS
Current Assets:
  Cash and cash equivalents ...............................................     $ 19,287                $ 26,394
  Receivables, net ........................................................        6,816                   7,074
  Inventories, net ........................................................        4,534                   4,817
  Deferred income taxes ...................................................          940                   2,108
  Prepaid expenses and other ..............................................          766                     501
                                                                                --------                --------
        Total current assets ..............................................       32,343                  40,894

Property and equipment, net ...............................................        6,060                   3,979

Deferred income taxes .....................................................        3,183                     518
                                                                                --------                --------

                                                                                $ 41,586                $ 45,391
                                                                                ========                ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ........................................................     $  2,479                $  2,992
  Deferred revenue ........................................................          612                     803
  Accrued salaries and wages ..............................................        1,115                   1,485
  Other liabilities .......................................................          767                     915
                                                                                --------                --------
        Total current liabilities .........................................        4,973                   6,195

Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued
    or outstanding ........................................................           --                      --
  Common stock, $0.01 par value, 88,000,000 shares authorized;
    12,261,286 and 12,214,634 shares issued and outstanding,
    respectively ..........................................................          123                     122
  Additional paid-in capital ..............................................       43,484                  43,415
  Deferred compensation ...................................................          (12)                    (28)
  Accumulated deficit .....................................................       (6,982)                 (4,313)
                                                                                --------                --------
        Total shareholders' equity ........................................       36,613                  39,196
                                                                                --------                --------

                                                                                $ 41,586                $ 45,391
                                                                                ========                ========


                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  FOR THE THREE                         FOR THE SIX
                                                                  MONTHS ENDED                          MONTHS ENDED
                                                                    JULY 31,                              JULY 31,
                                                             ---------------------               -------------------------
                                                              2001           2000                  2001              2000
                                                             -------        ------               --------          -------
Revenue ...............................................      $ 5,565        $8,839               $ 11,459          $16,149

Operating Expenses:
  Cost of imaging systems .............................        2,083         3,406                  4,816            6,340
  Research and development ............................        1,736         1,105                  3,446            2,197
  Sales and marketing .................................        2,735         2,240                  5,738            4,335
  General and administrative ..........................          974           751                  2,078            1,485
                                                             -------        ------               --------          -------

          Total operating expenses ....................        7,528         7,502                 16,078           14,357
                                                             -------        ------               --------          -------

Operating income (loss) ...............................       (1,963)        1,337                 (4,619)           1,792

Interest income .......................................          184           400                    462              780
                                                             -------        ------               --------          -------

Income (loss) before income tax expense (benefit) .....       (1,779)        1,737                 (4,157)           2,572

Income tax expense (benefit) ..........................         (632)           87                 (1,488)             122
                                                             -------        ------               --------          -------

Net income (loss) .....................................      $(1,147)       $1,650               $ (2,669)         $ 2,450
                                                             =======        ======               ========          =======

Net income (loss) per common share -- Basic ...........      $ (0.09)       $ 0.14               $  (0.22)         $  0.21
                                                             =======        ======               ========          =======

Net income (loss) per common share -- Diluted .........      $ (0.09)       $ 0.13               $  (0.22)         $  0.19
                                                             =======        ======               ========          =======

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     FOR THE SIX
                                                                                    MONTHS ENDED
                                                                                      JULY 31,
                                                                            ---------------------------
                                                                              2001               2000
                                                                            --------           --------
Operating Activities:
  Net income (loss) ..............................................          $ (2,669)          $  2,450
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:

     Depreciation ................................................               957                317
     Deferred compensation expense ...............................                16                 16
     Changes in assets and liabilities:
        (Increase) decrease in receivables .......................            (2,069)                60
        Decrease (increase) in inventories .......................               283               (717)
        Increase in prepaid expenses and other ...................              (265)              (114)
        Increase in deferred income taxes ........................            (1,497)                --
        (Decrease) increase in accounts payable ..................              (513)               875
        Decrease in deferred revenue .............................              (191)              (162)
        Decrease in accrued salaries and wages ...................              (370)              (257)
        (Decrease) increase in other liabilities .................              (148)               168
                                                                            --------           --------
           Net cash (used in) provided by operating activities ...            (6,466)             2,636
Investing Activities:
   Purchases of property and equipment ...........................              (711)              (824)
Financing Activities:
   Decrease in bank overdrafts ...................................                --               (462)
   Proceeds from sale of common stock ............................                70                281
   Costs of initial public offering ..............................                --               (131)
                                                                            --------           --------
Net cash provided by (used in) financing activities ..............                70               (312)
                                                                            --------           --------
Net (decrease) increase in cash and cash equivalents .............            (7,107)             1,500
Cash and Cash Equivalents:
  Beginning of period ............................................            26,394             27,514
                                                                            --------           --------
  End of period ..................................................          $ 19,287           $ 29,014
                                                                            ========           ========
Supplemental cash flow information:

  Cash paid for income taxes .....................................          $     54           $     34
                                                                            ========           ========
  Noncash investing activities:
  Equipment received for payment of engineering fees .............          $  2,327           $     --
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

                  The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2001 and the reported amounts of revenue and expenses during the quarter and six months then ended. Our actual results could differ from these estimates. Additionally, our results for the quarter and six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101 in the fourth quarter of fiscal 2001 and have determined that the effect of SAB No. 101 is not material.

                  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have a significant impact on our financial statements.

3.       BALANCE SHEET DETAIL

                                                   JULY 31,       JANUARY 31,
                                                     2001            2001
                                                   --------       -----------
                                                        (IN THOUSANDS)
RECEIVABLES:

Accounts receivable ......................          $7,385          $7,374
Less allowance for doubtful accounts .....             569             300
                                                    ------          ------
                                                    $6,816          $7,074
                                                    ======          ======

INVENTORIES:

Components and supplies ..................          $4,112          $3,980
Finished goods ...........................           1,468           1,336
                                                    ------          ------
                                                     5,580           5,316
Less reserve for potential losses ........           1,046             499
                                                    ------          ------
                                                    $4,534          $4,817
                                                    ======          ======

4.       SEGMENT INFORMATION

                  We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

                                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                     ENDED JULY 31,                     ENDED JULY 31,
                                                              --------------------------          --------------------------
                                                                2001              2000              2001              2000
                                                              --------          --------          --------          --------
                      Imaging systems ..............          $  3,384          $  7,912          $  7,401          $ 14,755
                      Services .....................             2,181               927             4,058             1,394
                                                              --------          --------          --------          --------
                      Total ........................          $  5,565          $  8,839          $ 11,459          $ 16,149
                                                              ========          ========          ========          ========

                  Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

                  Revenue by geographic area is summarized below (in thousands):

                                                                  FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                                     ENDED JULY 31,                     ENDED JULY 31,
                                                              --------------------------          --------------------------
                                                                2001              2000              2001              2000
                                                              --------          --------          --------          --------
                      United States ................          $  3,781          $  7,731          $  7,645          $ 13,729
                      Asia .........................             1,410                17             2,533               156
                      Europe .......................               260               738             1,059             1,464
                      Other foreign countries ......               114               353               222               800
                                                              --------          --------          --------          --------
                      Total ........................          $  5,565          $  8,839          $ 11,459          $ 16,149
                                                              ========          ========          ========          ========

                  Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME (LOSS) PER COMMON SHARE

                  The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

                                                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                                 ENDED JULY 31,               ENDED JULY 31,
                                                                            -----------------------      -----------------------
                                                                              2001           2000          2001           2000
                                                                            --------       --------      --------       --------
                  Numerator:
                    Net income (loss) ................................      $ (1,147)      $  1,650      $ (2,669)      $  2,450
                  Denominator:
                    Weighted average shares outstanding -- Basic .....        12,245         11,950        12,243         11,854
                    Effect of outstanding stock options ..............            --            913            --          1,073
                                                                            --------       --------      --------       --------
                    Weighted average shares outstanding -- Diluted ...        12,245         12,863        12,243         12,927
                                                                            ========       ========      ========       ========
                  Net income (loss) per common share -- Basic ........      $  (0.09)      $   0.14      $  (0.22)      $   0.21
                                                                            ========       ========      ========       ========
                  Net income (loss) per common share -- Diluted ......      $  (0.09)      $   0.13      $  (0.22)      $   0.19
                                                                            ========       ========      ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2001. Results for the six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents our operating data as a percentage of revenue:

                                                                             FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                ENDED JULY 31,             ENDED JULY 31,
                                                                             --------------------       --------------------
                                                                              2001          2000         2001          2000
                                                                             ------        ------       ------        ------
           Revenue .............................................              100.0%        100.0%       100.0%        100.0%
           Operating expenses:
             Cost of imaging systems ...........................               37.4          38.5         42.0          39.3
             Research and development ..........................               31.2          12.5         30.1          13.6
             Sales and marketing ...............................               49.2          25.3         50.1          26.8
             General and administrative ........................               17.5           8.5         18.1           9.2
                                                                             ------        ------       ------        ------
                     Total operating expenses ..................              135.3          84.8        140.3          88.9
                                                                             ------        ------       ------        ------
           Operating income (loss) .............................              (35.3)         15.2        (40.3)         11.1
           Interest income .....................................                3.3           4.5          4.0           4.8
                                                                             ------        ------       ------        ------
           Income (loss) before income tax expense (benefit) ...              (32.0)         19.7        (36.3)         15.9
           Income tax expense (benefit) ........................              (11.4)          1.0        (13.0)          0.8
                                                                             ------        ------       ------        ------
           Net income (loss) ...................................              (20.6)%        18.7%       (23.3)%        15.1%
                                                                             ======        ======       ======        ======

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

         Revenue. Revenue was $5.6 million in the quarter ended July 31, 2001, as compared to $8.8 million in the same quarter of the prior year. The decrease in revenue of $3.3 million, or 37.0%, was due to a decrease in revenue from sales of imaging systems and related add-on software and hardware, partially offset by an increase in services revenue. Imaging systems revenue decreased $4.5 million, from $7.9 million in the quarter ended July 31, 2000 to $3.4 million in the quarter ended July 31, 2001, as a result of a decrease in customer orders through both our OEM and independent reseller channels. The decrease in revenue was partially offset by an increase of $1.3 million in services revenue from $927,000 to $2.2 million. The increase in services revenue was due to an increase in engineering service fees for the development of new technology for the connection of additional print devices to our products.

         We derived $1.8 million, or 32.1%, of our revenue from customers outside the United States in the quarter ended July 31, 2001. This is up from $1.1 million, or 12.5%, of our revenue in the same quarter of the prior year. This increase was due to an increase in revenue from Japanese customers primarily for engineering service fees.

         Operating Expenses. Operating expenses were $7.5 million for both the quarters ended July 31, 2001 and 2000. However, operating expenses were 135.3% of revenue in the quarter ended July 31, 2001 as compared to 84.8% of revenue for the quarter ended July 31, 2000. This increase in operating expenses as a percent of revenue was due to the decrease in revenue as well as a continued increase in indirect operating expenses in anticipation of growth in our business. As a result of decreased year-over-year revenue in the first and second quarters of the current fiscal year as well as current economic uncertainty in our industry and the economy in general, in August 2001, subsequent to the end of the second quarter of fiscal 2002, we reduced our number of employees by 13.8% through involuntary terminations. The cost reductions will not be fully reflected in our operating results until the fourth quarter of the current fiscal year.

         Cost of Imaging Systems. Cost of imaging systems was $2.1 million, or 61.6% of imaging systems revenue, in the quarter ended July 31, 2001, as compared to $3.4 million, or 43.0% of imaging systems revenue, in the same quarter in the prior year. The increase as a percent of imaging systems revenue was due in part to an increase in imaging systems revenue from sales to our independent resellers as a percent of total imaging systems revenue. Systems sold to our independent resellers typically have higher levels of hardware content, and thus carry a higher cost of sales, than systems sold to our OEM customers. Additionally, the labor and overhead components of cost of imaging systems increased as a percent of imaging systems revenue as a result of a decrease in imaging systems revenue coupled with an increase in labor and overhead costs.

         Research and Development. Research and development expenses were $1.7 million in the quarter ended July 31, 2001 compared to $1.1 million in the quarter ended July 31, 2000. The increase of $631,000, or 57.1%, was due in part to an increase in personnel-related expenses of $315,000 resulting from the hiring of additional research and development personnel to assist in the further development of our products. Also contributing to the increase was an increase in depreciation expense of $202,000, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to our products.

         Sales and Marketing. Sales and marketing expenses increased by $495,000, or 22.1%, from $2.2 million in the quarter ended July 31, 2000, to $2.7 million in the quarter ended July 31, 2001. The increase was primarily due to an increase in personnel-related and travel-related expenses as a result of the hiring of additional sales and technical support personnel to support the anticipated growth of our business.

         General and Administrative. Our general and administrative expenses in the quarter ended July 31, 2001 were $974,000 as compared to $751,000 in the same quarter of the prior fiscal year. The increase of $223,000, or 29.7%, was primarily due to an increase in the provision for doubtful accounts. We believe that the increase in our provision for doubtful accounts was necessary given concerns about the creditworthiness of certain of our independent resellers. As of July 31, 2001, we believe our allowance for doubtful accounts is adequate to cover our potential credit losses. However, further deterioration in the overall economy could cause our credit risk to rise and could result in further additions to the allowance for doubtful accounts.

         Interest Income. Interest income decreased $216,000 to $184,000 in the quarter ended July 31, 2001 from $400,000 in the same quarter in the prior fiscal year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates compared to the same quarter in the prior year.

         Income Tax Expense (Benefit). During the quarter ended July 31, 2001, we recorded an income tax benefit of $632,000 as a result of our pre-tax loss of $1.8 million. During the quarter ended July 31, 2000, we recorded income tax expense for alternative minimum taxes of $87,000 after utilizing our net operating loss carryforward deduction. During the quarter ended January 31, 2001, we recognized the remainder of our net operating loss carryforwards and recorded a deferred tax asset for their future use.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2001 AND 2000

         Revenue. Revenue for the six months ended July 31, 2001 was $11.5 million compared to $16.1 million for the same period last year. The decrease in revenue of $4.7 million, or 29.0%, was due to a decrease in imaging systems revenue of $7.4 million offset by an increase in revenue from services of $2.7 million. The decrease in imaging systems revenue was the result of a decrease in orders from our OEM customers as well as from our independent resellers. The increase in services revenue was due to an increase in engineering service fees for the development of new technology for the connection of additional print devices to our products.

         Revenue from shipments to customers outside the United States during the six months ended July 31, 2001 was $3.8 million, or 33.3%, up from $2.4 million, or 15.0%, of our revenue in the first half of the prior year. This increase was due to an increase in revenue from Japanese customers primarily for engineering service fees.

         Cost of Imaging Systems. Cost of imaging systems of $4.8 million was 65.1% of imaging systems revenue for the six months ended July 31, 2001. For the six months ended July 31, 2000, cost of imaging systems was $6.3 million, or 43.0%
of imaging systems revenue. The increase as a percent of imaging systems revenue over the prior year was due to the following:

         - during the first six months of fiscal 2002, we recorded non-recurring charges of $565,000 in cost of imaging systems for the write down of print devices in inventory to their net realizable value. No such charges were recorded in the first half of fiscal 2001;

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

         Research and Development. Research and development expenses increased $1.2 million, or 56.9%, to $3.4 million for the six months ended July 31, 2001 from $2.2 million in the six months ended July 31, 2000. The increase was due primarily to an increase in personnel-related expenses of $733,000 resulting from the hiring of additional research and development personnel over the past year to assist in the further development of our products. Also contributing to the increase was an increase in depreciation expense of $319,000, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to our products.

         Sales and Marketing. Sales and marketing expenses were $5.7 million for the six months ended July 31, 2001 and $4.3 million for the six months ended July 31, 2000. The $1.4 million increase was primarily due to an increase in personnel-related and travel-related expenses of $1.1 million as a result of the hiring of additional sales and technical support personnel over the past twelve months to support the anticipated growth of our business. Additionally, depreciation expense increased by $192,000, primarily due to the expansion of our training and product demonstration facilities during the second half of fiscal 2001 to support the growth in our business during fiscal 2001.

         General and Administrative. Our general and administrative expenses were $2.1 million for the six months ended July 31, 2001 as compared to $1.5 million in the same period of the prior fiscal year. The increase of $593,000, or 39.9%, was primarily due to an increase in the provision for doubtful accounts. During the first six months of fiscal 2001 we expensed $550,000 in the provision for doubtful accounts due to our concerns about the creditworthiness of certain of our independent resellers.

         Interest Income. Interest income was $462,000 for the first six months of fiscal 2002 and $780,000 for the first six months of fiscal 2001. The decrease was due to a decrease in the cash available for short-term investment during the period, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates from the prior year.

         Income Tax Expense (Benefit). We recorded an income tax benefit of $1.5 million during the six months ended July 31, 2001 as a result of our pre-tax loss of $4.2 million for that period. During the same period last year, we recorded income tax expense for alternative minimum taxes of $122,000 after utilizing our net operating loss carryforward deduction. During the quarter ended January 31, 2001, we recognized the remainder of our net operating loss carryforwards and recorded a deferred tax asset for their future use.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $19.3 million at July 31, 2001, down from $26.4 million at January 31, 2001.

         For the six months ended July 31, 2001, net cash used in operating activities was $6.5 million as compared to net cash provided by operating activities of $2.6 million in the first six months of the prior fiscal year. The decrease was primarily due to our net loss for the first half of the current fiscal year as compared to net income in the first half of the prior fiscal year. Net cash used in investing activities, which consists of purchases of property and equipment, was $711,000 for the six months ended July 31, 2001 and $824,000 for the six months ended July 31, 2000. Additionally, we received $2.3 million in equipment during the six months ended July 31, 2001 as payment of engineering fees. Thus, total property and equipment additions for the period were $3.0 million. Net cash provided by financing activities was $70,000 in the first half of the current fiscal year, consisting of proceeds from the sale of stock through stock option exercises and our employee stock purchase plan. Net cash used in financing activities in the first six months of the prior fiscal year of $312,000 was primarily the result of the settlement of bank overdrafts.

         On October 11, 2000, we entered into a loan modification agreement amending our existing loan and security agreement with a commercial bank. The loan modification agreement extends the expiration date of the existing agreement until October 2001, decreases the rate of interest charged on loans under the existing agreement to prime plus one-quarter of one percentage point and amends certain covenants of the existing agreement. There were no borrowings outstanding under the $3.0 million revolving line of credit provided for under the loan and security agreement during the six months ended July 31, 2001. We were in compliance with the covenants of the agreement at July 31, 2001.

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

         Inflation had no material impact on our operations during the six months ended July 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of July 31, 2001, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

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

                           As of July 31, 2001, we had used $6.1 million of the
                  net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $19.3 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 2001, we held our annual meeting of shareholders (the "Meeting"). Set forth below is information regarding the matters submitted for a vote of shareholders at the Meeting, as well as the number of votes cast for, against or withheld from such proposal, including abstentions and broker non-votes.

I. Proposal to elect two directors as class II directors to serve a three-year term expiring at the annual meeting of the shareholders in 2004:

      Name                                     Votes For                           Votes Withheld
      ----                                    ----------                           --------------
Philip T. Gianos                              10,728,827                               706,470
E. Neal Tompkins                              10,729,977                               705,320

The following are the names and terms of office of the directors whose terms continued after the Meeting: Charles H. Phipps, Peter S. Sealey and Kevin J. McGarity are class I directors whose term will expire at the annual meeting of the shareholders in 2003; and Michael E. Kohlsdorf and C. Harold Gaffin are class III directors whose term will expire at the annual meeting of the shareholders in 2002.


II.      Proposal to ratify and approve an amendment to our 1999 Stock Option
         Plan:

               Votes For       Votes Against         Votes Withheld           Abstentions          Broker Non-Votes
               ---------       -------------         --------------           -----------          ----------------
Total          6,544,148          422,109                  0                    549,450                3,919,590


III. Proposal to ratify and approve an amendment to our 1994 Associates Stock Option Plan:

              Votes For       Votes Against          Votes Withheld           Abstentions          Broker Non-Votes
              ---------       -------------          --------------           -----------          ----------------
Total         6,739,623          227,184                   0                    548,900                3,919,590


IV. Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2002 fiscal year:

              Votes For       Votes Against          Votes Withheld           Abstentions          Broker Non-Votes
              ---------       -------------          --------------           -----------          ----------------
Total         11,422,069          10,118                   0                     3,110                     0


ITEM     6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                      EXHIBIT
                      NUMBER                             DESCRIPTION OF EXHIBIT
                      ------                             ----------------------
                      10.24*             Software Development and License
                                         Agreement, dated July 31, 2001, by and
                                         between Xerox Corporation and T/R
                                         Systems, Inc.

---------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended July 31, 2001.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 T/R Systems, Inc.



    September 13, 2001           /s/ Lyle W. Newkirk
---------------------------      -----------------------------------------------
                                 Lyle W. Newkirk
                                 Senior Vice President, Chief Financial Officer,
                                 Secretary and Treasurer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

 10.24*             Software Development and License Agreement, dated
                    July 31, 2001, by and between Xerox Corporation and
                    T/R Systems, Inc.

---------

* Confidential treatment has been requested with respect to certain portions of this exhibit.