Form 10-Q
period 2001-10-31
T/R SYSTEMS INC
filed 2001-12-17
CIK 1095594

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2001

                           OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from        to
                                                             ------    ------

                         Commission file number: 0-29045
                                                ---------


                                T/R SYSTEMS, INC.
                               -------------------
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

                                      30093
                                   -----------
                                   (Zip code)

                                 (770) 448-9008
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                               -----------------
        (Former name, former address, and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 13, 2001, 12,271,508 shares of common stock of the registrant were outstanding.

                                TABLE OF CONTENTS



                                                        PART I                                              Page
                                                                                                            ----
Item 1      Consolidated Financial Statements...........................................................       2
Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations.......       8
Item 3      Quantitative and Qualitative Disclosures About Market Risk .................................      11

                                                      PART II

Item 2      Changes in Securities and Use of Proceeds...................................................      12
Item 6      Exhibits and Reports on Form 8-K............................................................      12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                T/R SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      OCTOBER 31,    JANUARY 31,
                                                                          2001           2001
                                                                       --------       --------

                                     ASSETS

Current Assets:
  Cash and cash equivalents .....................................      $ 16,670       $ 26,394
  Receivables, net ..............................................         4,052          7,074
  Inventories, net ..............................................         4,145          4,817
  Deferred income taxes .........................................           940          2,108
  Prepaid expenses and other ....................................           530            501
                                                                       --------       --------
        Total current assets ....................................        26,337         40,894

Property and equipment, net .....................................         6,559          3,979

Deferred income taxes ...........................................         5,139            518
                                                                       --------       --------

                                                                       $ 38,035       $ 45,391
                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................................      $  2,562       $  2,992
  Deferred revenue ..............................................           551            803
  Accrued salaries and wages ....................................           960          1,485
  Other liabilities .............................................           815            915
                                                                       --------       --------


        Total current liabilities ...............................         4,888          6,195

Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares authorized;
    880,000 shares designated as Series A Junior
    Participating Preferred Stock, none issued or outstanding ...            --             --
  Common stock, $0.01 par value, 88,000,000 shares authorized;
    12,269,992 and 12,214,634 shares issued and outstanding,
    respectively ................................................           123            122
  Additional paid-in capital ....................................        43,488         43,415
  Deferred compensation .........................................            (4)           (28)
  Accumulated deficit ...........................................       (10,460)        (4,313)
                                                                       --------       --------
        Total shareholders' equity ..............................        33,147         39,196
                                                                       --------       --------

                                                                       $ 38,035       $ 45,391
                                                                       ========       ========


                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         FOR THE THREE            FOR THE NINE
                                                         MONTHS ENDED             MONTHS ENDED
                                                          OCTOBER 31,             OCTOBER 31,
                                                          -----------             -----------
                                                        2001        2000         2001         2000
                                                      -------      ------     --------      -------

Revenue .........................................     $ 3,064      $9,070     $ 14,523      $25,219

Operating Expenses:
  Cost of imaging systems .......................       2,515       3,063        7,331        9,403
  Research and development ......................       1,945       1,291        5,391        3,488
  Sales and marketing ...........................       3,046       2,323        8,784        6,658
  General and administrative ....................       1,126         719        3,204        2,204
                                                      -------      ------     --------      -------

      Total operating expenses ..................       8,632       7,396       24,710       21,753
                                                      -------      ------     --------      -------

Operating income (loss) .........................      (5,568)      1,674      (10,187)       3,466

Interest income .................................         134         446          596        1,226
                                                      -------      ------     --------      -------

Income (loss) before income tax expense (benefit)      (5,434)      2,120       (9,591)       4,692

Income tax expense (benefit) ....................      (1,956)        106       (3,444)         228
                                                      -------      ------     --------      -------

Net income (loss) ...............................     $(3,478)     $2,014     $ (6,147)     $ 4,464
                                                      =======      ======     ========      =======

Net income (loss) per common share-- Basic ......     $ (0.28)     $ 0.17     $  (0.50)     $  0.37
                                                      =======      ======     ========      =======

Net income (loss) per common share-- Diluted ....     $ (0.28)     $ 0.16     $  (0.50)     $  0.35
                                                      =======      ======     ========      =======


                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE NINE
                                                                       MONTHS ENDED
                                                                        OCTOBER 31,
                                                                   ---------------------
                                                                     2001         2000
                                                                   --------     --------

Operating Activities:
  Net income (loss) .............................................. $ (6,147)    $  4,464
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
     Depreciation ................................................    1,516          555
     Deferred compensation expense ...............................       24           24
     Changes in assets and liabilities:
        Increase in receivables ..................................     (105)      (3,404)
        Decrease (increase) in inventories .......................      672       (1,237)
        Increase in prepaid expenses and other and other assets ..      (29)         (21)
        Increase in deferred income taxes and other assets .......   (3,453)          --
        (Decrease) increase in accounts payable ..................     (430)       2,072
        Decrease in deferred revenue .............................     (252)        (228)
        Decrease in accrued salaries and wages ...................     (525)        (333)
        (Decrease) increase in other liabilities .................     (100)         200
                                                                   --------     --------
           Net cash (used in) provided by operating activities ...   (8,829)       2,092
Investing Activities:
   Purchases of property and equipment ...........................     (969)      (1,695)
Financing Activities:
   Decrease in bank overdrafts ...................................       --         (462)
   Proceeds from sale of common stock ............................       74          421
   Costs of initial public offering ..............................       --         (131)
                                                                   --------     --------
Net cash provided by (used in) financing activities ..............       74         (172)
                                                                   --------     --------
Net (decrease) increase in cash and cash equivalents .............   (9,724)         225
Cash and Cash Equivalents:
  Beginning of period ............................................   26,394       27,514
                                                                   --------     --------
  End of period .................................................. $ 16,670     $ 27,739
                                                                   ========     ========
Supplemental cash flow information:
  Cash paid for income taxes ..................................... $     83     $    128
                                                                   ========     ========
  Noncash investing activities:
  Equipment received for payment of engineering fees ............. $  3,127     $    470
                                                                   ========     ========


                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

                  The unaudited interim consolidated financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited consolidated financial statements contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2001 and should be read in conjunction with those audited consolidated financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods, have been made.

                  The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2001 and the reported amounts of revenue and expenses during the quarter and nine months then ended. Our actual results could differ from these estimates. Additionally, our results for the quarter and nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                  In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101, as amended, in the fourth quarter of fiscal year 2001 and have determined that the effect of SAB No. 101 is not material.

                  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have a significant impact on our financial statements because we have not entered into any business combinations.

                  In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. SFAS No. 144 is effective beginning February 1, 2002 for the first quarter of fiscal year 2003, and is not expected to have a material impact on our consolidated financial statements.


3.       BALANCE SHEET DETAIL

                                                   OCTOBER 31,  JANUARY 31,
                                                       2001        2001
                                                      ------      ------
                                                        (IN THOUSANDS)

        RECEIVABLES:

        Accounts receivable ....................      $4,672      $7,374
        Less allowance for doubtful accounts ...         620         300
                                                      ------      ------
                                                      $4,052      $7,074
                                                      ======      ======

        INVENTORIES:

        Components and supplies ................       3,978      $3,980
        Finished goods .........................       1,458       1,336
                                                      ------      ------
                                                       5,436       5,316
        Less reserve for potential losses ......       1,291         499
                                                      ------      ------
                                                      $4,145      $4,817
                                                      ======      ======

4.       SEGMENT INFORMATION

        We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                   ENDED OCTOBER 31,        ENDED OCTOBER 31,
                                   -----------------        -----------------
                                      2001      2000           2001      2000
                                    ------    ------        -------   -------
        Imaging systems ....        $2,122    $7,775        $ 9,523   $22,530
        Services ...........           942     1,295          5,000     2,689
                                    ------    ------        -------   -------
        Total ..............        $3,064    $9,070        $14,523   $25,219
                                    ======    ======        =======   =======

                  Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

        Revenue by geographic area is summarized below (in thousands):


                                           FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                              ENDED OCTOBER 31,          ENDED OCTOBER 31,
                                           ---------------------        ----------------------
                                             2001          2000           2001           2000
                                            ------        ------        -------        -------
        United States ..............        $2,275        $7,922        $ 9,920        $21,651
        Asia .......................           621           131          3,154            287
        Europe .....................           100           421          1,159          1,885
        Other foreign countries ....            68           596            290          1,396
                                            ------        ------        -------        -------
        Total ......................        $3,064        $9,070        $14,523        $25,219
                                            ======        ======        =======        =======

                  Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.       NET INCOME (LOSS) PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):


                                                              FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                ENDED OCTOBER 31,      ENDED OCTOBER 31,
                                                              --------------------   ---------------------
                                                                 2001        2000        2001        2000
                                                              --------     -------    --------     -------
        Numerator:
          Net income (loss) ..............................    $ (3,478)    $ 2,014    $ (6,147)    $ 4,464
        Denominator:
          Weighted average shares outstanding-- Basic ....      12,266      12,129      12,251      11,945
          Effect of outstanding stock options ............          --         773          --         973
                                                              --------     -------    --------     -------
          Weighted average shares outstanding-- Diluted ..      12,266      12,902      12,251      12,918
                                                              ========     =======    ========     =======
        Net income (loss) per common share-- Basic .......    $  (0.28)    $  0.17    $  (0.50)    $  0.37
                                                              ========     =======    ========     =======
        Net income (loss) per common share-- Diluted .....    $  (0.28)    $  0.16    $  (0.50)    $  0.35
                                                              ========     =======    ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems' annual report on Form 10-K for the fiscal year ended January 31, 2001. Results for the nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" in Item I and elsewhere in our annual report on Form 10-K.

RESULTS OF OPERATIONS

         The following table presents our operating data as a percentage of revenue:

                                                        FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                          ENDED OCTOBER 31,        ENDED OCTOBER 31,
                                                          -----------------        -----------------
                                                          2001         2000        2001         2000
                                                         ------       ------      ------       ------
                Revenue ..........................        100.0%       100.0%      100.0%       100.0%
                Operating expenses:
                  Cost of imaging systems ........         82.1         33.8        50.5         37.3
                  Research and development .......         63.5         14.2        37.1         13.8
                  Sales and marketing ............         99.4         25.6        60.5         26.4
                  General and administrative .....         36.7          7.9        22.1          8.8
                                                         ------       ------      ------       ------
                      Total operating expenses ...        281.7         81.5       170.1         86.3
                                                         ------       ------      ------       ------
                Operating income (loss) ..........       (181.7)        18.5       (70.1)        13.7
                Interest income ..................          4.4          4.9         4.1          4.9
                                                         ------       ------      ------       ------
                Income (loss) before income tax
                   expense (benefit) .............       (177.3)        23.4       (66.0)        18.6
                Income tax expense (benefit) .....        (63.8)         1.2       (23.7)         0.9
                                                         ------       ------      ------       ------

                Net income (loss) ................       (113.5)%       22.2%      (42.3)%       17.7%
                                                         ======       ======      ======       ======


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

         Revenue. Revenue for the three months ended October 31, 2001 was $3.1 million as compared to $9.1 million for the same quarter in the prior year. The decrease of $6.0 million, or 66.2%, was primarily due to a decrease in sales of imaging systems through our OEM and independent reseller channels. Imaging systems revenue decreased by $5.7 million between the two quarters. This decrease in imaging systems revenue was due primarily to weakness in our industry driven by weakness in the overall economy.

         Revenue derived from shipments to customers outside the United States was $789,000, or 25.8% of revenue, in the quarter ended October 31, 2001, as compared to $1.1 million, or 12.7% of revenue, in the quarter ended October 31, 2000. The decrease in international revenue was due to decreases in shipments to customers in Canada and Europe. These decreases were partially offset by an increase in revenue from Asia, primarily due to an increase in engineering service fees from certain of our Japanese OEM customers.

         Operating Expenses. Operating expenses increased $1.2 million, or 16.7%, from $7.4 million in the quarter ended October 31, 2000 to $8.6 million in the quarter ended October 31, 2001. Operating expenses as a percentage of revenue increased to 281.7% from 81.5% due to the decrease in revenue between the two quarters. As a result of our decreased revenue and the continued global economic weakness, we have reduced our number of employees by 38 people, or 24.8%, since August 1, 2001. The overall reduction was achieved through workforce reductions in August and November along with other attrition. The cost reductions will not be fully reflected in our operating results until the first quarter of our next fiscal year. However, we do anticipate that operating expenses in the fourth quarter of the current fiscal year will be lower than third quarter operating expenses.

         Cost of Imaging Systems. Cost of imaging systems was $2.5 million, or 118.5% of imaging systems revenue, in the quarter ended October 31, 2001 as compared to $3.1 million, or 39.4% of imaging systems revenue, in the same quarter of the prior year. The increase in cost of imaging systems as a percent of imaging systems revenue was due in part to inventory reserves recorded to cost of imaging systems in the third quarter of the current fiscal year. During the quarter ended October 31, 2001, we recorded a non-recurring charge of $600,000 for the write down of certain inventory items to their net realizable value. Additionally, we incurred additional costs in both our OEM and independent channels due to transitions in our product line. Finally, the overhead component of cost of imaging systems increased as a percentage of revenue due primarily to the decrease in revenue.

         Research and Development. Research and development expenses increased $654,000, or 50.7%, from $1.3 million in the quarter ended October 31, 2000 to $1.9 million in the quarter ended October 31, 2001. The increase was due in part to a $259,000 increase in personnel-related expenses resulting from the hiring of additional research and development personnel during the second half of last fiscal year to assist in the development of our products. Additionally, depreciation expense increased $185,000 and certain project-related expenses increased $137,000 as a result of new connectivity projects.

         Sales and Marketing. Sales and marketing expenses for the quarter ended October 31, 2001 were $3.0 million, up $723,000, or 31.1%, from $2.3 million in the same quarter in the prior year. This increase was primarily due to an increase in personnel-related expenses of $438,000 as a result of the hiring of additional sales and technical support personnel during the second half of last fiscal year to support the anticipated growth of our business. Also adding to this increase were increases in marketing expenses and depreciation. The increase in marketing expenses resulted from an increase in trade show expense due primarily to one large trade show, which only occurs once every four years, held during the quarter ended October 31, 2001. The increase in depreciation was due to the addition of new equipment for use in providing technical support and in demonstrating our imaging systems as well as capital expenditures for new facilities in Europe.

         General and Administrative. Our general and administrative expenses in the quarter ended October 31, 2001 were $1.1 million as compared to $719,000 in the same quarter of the prior fiscal year. The increase of $407,000, or 56.6%, was primarily due to an increase in the provision for doubtful accounts. We believe that the increase in our provision for doubtful accounts was necessary given concerns about the creditworthiness of certain of our independent resellers. As of October 31, 2001, we believe our allowance for doubtful accounts is adequate to cover our potential credit losses. However, further deterioration in the overall economy could cause our credit risk to rise and could result in further additions to the allowance for doubtful accounts.

         Interest Income. Interest income decreased $312,000 to $134,000 in the quarter ended October 31, 2001 from $446,000 in the same quarter in the prior fiscal year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates compared to the same quarter in the prior year.

         Income Tax Expense (Benefit). During the quarter ended October 31, 2001, we recorded an income tax benefit of $2.0 million as a result of our pre-tax loss of $5.4 million. During the quarter ended October 31, 2000, we recorded income tax expense for alternative minimum taxes of $106,000 after utilizing our net operating loss carryforward deduction.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

         Revenue. Revenue for the nine months ended October 31, 2001 was $14.5 million compared to $25.2 million in the first nine months of the prior fiscal year. The decrease of $10.7 million, or 42.4%, resulted from a decrease in imaging systems revenue of $13.0 million as a result of decreased orders from our OEM customers as well as our independent resellers. The decrease in imaging systems revenue was partially offset by an increase in services revenue due to an increase in engineering service fees for the development of new technology for the connection of additional print devices to our products for new and existing OEM customers.

         Revenue from shipments to customers outside the United States during the nine months ended October 31, 2001 was $4.6 million, or 31.7% of revenue, up from $3.6 million, or 14.1% of revenue, in the first nine months of the prior fiscal year. This increase reflects an increase in revenue of $2.9 million in Asia, primarily for engineering service fees from

Japanese customers, offset in part by a decrease in revenue from Canada of $1.1 million and a decrease in revenue from Europe of $726,000.

         Cost of Imaging Systems. Cost of imaging systems for the nine months ended October 31, 2001 was $7.3 million, or 77.0% of imaging systems revenue, as compared to $9.4 million, or 41.7% of imaging systems revenue. The increase as a percentage of imaging systems revenue over the prior year was due to the following:

         - during the first nine months of fiscal 2002, we recorded non-recurring charges of $1.1 million in cost of imaging systems for the write down of print devices and other hardware components in inventory to their net realizable value. During the first nine month of fiscal 2001, we recorded $108,000 for write downs of inventory components to their net realizable value;

         - the labor and overhead components of cost of imaging systems increased as a percentage of imaging systems revenue primarily due to a decrease in imaging systems revenue; and

         - imaging systems revenue from sales to our OEM customers decreased as a percentage of total imaging systems revenue. Systems sold to our OEM customers have lower levels of hardware content, and thus carry a lower cost of sales, than systems sold to our independent resellers.

         Research and Development. Research and development expenses increased $1.9 million, or 54.6%, to $5.4 million for the nine months ended October 31, 2001 from $3.5 million in the nine months ended October 31, 2000. The increase was due primarily to an increase in personnel-related expenses of $1.0 million resulting from the hiring of additional research and development personnel during the prior fiscal year to assist in the further development of our products. Also contributing to the increase was an increase in depreciation expense of $504,000, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to our products, as well as an increase in certain project-related expenses also as a result of the new connectivity projects.

         Sales and Marketing. Sales and marketing expenses for the nine months ended October 31, 2001 were $8.8 million, up $2.1 million, or 31.9%, from $6.7 million in the same period in the prior fiscal year. The increase was primarily due to an increase in personnel-related and travel-related expenses of $1.6 million as a result of the hiring of additional sales and technical support personnel during the prior fiscal year to support the anticipated growth of our business. Additionally, depreciation expense increased by $297,000, primarily due to the expansion of our training and product demonstration facilities during the second half of fiscal 2001 to support the expected growth in our business during fiscal 2001. The remaining increase was primarily due to an increase in trade show expenses related to one large trade show that only occurs once every four years.

         General and Administrative. Our general and administrative expenses were $3.2 million for the nine months ended October 31, 2001 as compared to $2.2 million in the same period of the prior fiscal year. The increase of $1.0, or 45.4%, was primarily due to an increase in the provision for doubtful accounts. During the first nine months of fiscal 2002, we expensed $884,000 in the provision for doubtful accounts due to our concerns about the creditworthiness of certain of our independent resellers.

         Interest Income. Interest income was $596,000 for the first nine months of fiscal 2002 and $1.2 million for the first nine months of fiscal 2001. The decrease was due to a decrease in the cash available for short-term investment during the period, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates from the prior year.

         Income Tax Expense (Benefit). We recorded an income tax benefit of $3.4 million during the nine months ended October 31, 2001 as a result of our pre-tax loss of $9.6 million for that period. During the same period last year, we recorded income tax expense for alternative minimum taxes of $228,000 after utilizing our net operating loss carryforward deduction.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $16.7 million at October 31, 2001, down from $26.4 million at January 31, 2001.

         For the nine months ended October 31, 2001, net cash used in operating activities was $8.8 million as compared to net cash provided by operating activities of $2.1 million in the first nine months of the prior fiscal year. The decrease was primarily due to our net loss for the first nine months of the current fiscal year as compared to net income in the same period of the prior fiscal year. Net cash used in investing activities, which consists of purchases of property and equipment, was $969,000 for the nine months ended October 31, 2001 and $1.7 million for the nine months ended October 31, 2000. Capital expenditures for the first nine months of the prior fiscal year included spending for leasehold improvements, furniture and equipment for a new training and operations facility, which opened in the fourth quarter of the prior fiscal year, as well as for leasehold improvements to our corporate headquarters. Additionally, we received equipment with a value totaling $3.1 million in equipment during the nine months ended October 31, 2001 and $470,000 during the nine months ended October 31, 2000 as payment of engineering fees. Thus, total property and equipment additions were $4.1 million for the first nine months of the current fiscal year and $2.2 million for the first nine months of the prior fiscal year. The increase in equipment received for payment of engineering fees during the current fiscal year was the result of additional connectivity projects for new and existing OEM customers that we have undertaken. Net cash provided by financing activities was $74,000 in the nine months ended October 31, 2001, consisting of proceeds from the sale of stock through stock option exercises and our employee stock purchase plan. Net cash used in financing activities in the nine months ended October 31, 2001 of $172,000 was primarily the result of the settlement of bank overdrafts, which was offset by the proceeds from the sale of stock through stock option exercises.

         On October 11, 2000, we entered into a loan modification agreement amending our existing loan and security agreement with a commercial bank. The loan modification agreement, which decreased the rate of interest charged on loans under the existing agreement to prime plus one-quarter of one percentage point and amended certain covenants of the existing agreement, expired during October 2001. Pending the completion of a new loan modification agreement, the commercial bank has extended the loan and security agreement until January 15, 2002 on the same terms as existed under the modified agreement.
The terms under the new loan modification agreement are expected to be substantially the same as the terms under the existing agreement with minor adjustments made to certain existing covenants. There were no borrowings outstanding under the $3.0 million revolving line of credit provided for under the loan and security agreement during the nine months ended October 31, 2001. We were in compliance with the covenants of the agreement at October 31, 2001.

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

         Inflation had no material impact on our operations during the nine months ended October 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of October 31, 2001, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

         A significant portion of our revenue is derived from sales to international customers. Currently, substantially all of our sales to international customers are denominated in U.S. dollars. The only exception to this is sales to certain OEM customers denominated in Euros. To date, the revenue derived from these Euro-denominated sales has been immaterial and we have not entered into any foreign exchange contracts to hedge currency fluctuations due to the immateriality of the revenue related to these Euro-denominated sales. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in that particular country.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Inapplicable.

(b)      Inapplicable.

(c)      Inapplicable.

(d) In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

                  As of October 31, 2001, we had used $8.7 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $16.7 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

               EXHIBIT
               NUMBER                      DESCRIPTION OF EXHIBIT
               ------                       ----------------------

               10.25*             Software & Hardware Development Agreement, effective
                                  as of January 1, 2001 (signed August 2001), by and
                                  between Canon Inc. and T/R Systems, Inc.

---------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

(b)      Reports on Form 8-K

                  T/R Systems filed no reports on Form 8-K during the quarter ended October 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     T/R Systems, Inc.



  December 17, 2001                        /s/ Lyle W. Newkirk
----------------------            ------------------------------
                                     Lyle W. Newkirk
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

                                  EXHIBIT INDEX

             EXHIBIT
             NUMBER                             DESCRIPTION OF EXHIBIT
             ------                             ----------------------

             10.25*             Software & Hardware Development Agreement, effective
                                as of January 1, 2001 (signed August 2001), by and
                                between Canon Inc. and T/R Systems, Inc.

---------

* Confidential treatment has been requested with respect to certain portions of this exhibit.