Form 10-K
period 2002-01-31
T/R SYSTEMS INC
filed 2002-04-23
CIK 1095594

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                  JANUARY 31, 2002

                  OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  _____________ TO _____________



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

  COMMON STOCK, $0.01 PAR VALUE, TOGETHER WITH PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)
                                -----------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing price of the registrant's common stock on April 12, 2002 of $2.35 per share) was $28.9 million. As of April 12, 2002, 12,301,479 shares of common stock of the registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE REGISTRANT'S FISCAL YEAR ENDED JANUARY 31, 2002 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

===============================================================================

                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
                                     PART I
Item 1  Business .....................................................................................................         1
Item 2  Properties ...................................................................................................        14
Item 3  Legal Proceedings ............................................................................................        14
Item 4  Submission of Matters to a Vote of Security Holders ..........................................................        14

                                     PART II
Item 5  Market for Registrant's Common Equity and Related Stockholder Matters ........................................        16
Item 6  Selected Consolidated Financial Data .........................................................................        17
Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations ........................        18
Item 7A Quantitative and Qualitative Disclosures About Market Risk ...................................................        25
Item 8  Consolidated Financial Statements and Supplemental Data ......................................................        25
Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................        25

                                    PART III
Item 10 Directors and Executive Officers of the Registrant ...........................................................        26
Item 11 Executive Compensation .......................................................................................        26
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ...............        26
Item 13 Certain Relationships and Related Transactions ...............................................................        26

                                     PART IV
Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................................        27


                                     PART I



ITEM 1.  BUSINESS

OVERVIEW

         T/R Systems designs, develops and markets innovative software and hardware applications designed to help organizations manage, store, distribute and produce digital documents. We offer three main digital document applications:

         - the MicroPress(R), our digital document production output management system;

         - Digital StoreFront(TM), our web-based print job submission, management and control application; and

         - M@estro(TM), our distributed output, workflow and device management application.

         In the latter half of the fourth quarter of fiscal 2002, we began shipping to certain of our original equipment manufacturer, or OEM, resellers the next generation of the MicroPress, the MicroPress X Series, which consists of the MicroPress SX(TM), the MicroPress DX(TM) and the MicroPress MX(TM). The MicroPress X Series is designed to make our flagship product, the MicroPress, accessible to a broader range of customers and to simplify the sales process for our OEM resellers. All three models of the MicroPress X Series provide powerful make-ready functionality, which enables users to make job and print level changes to print-ready files without native application software. During the first half of fiscal 2003, we expect to introduce the X-Series to all of our OEM resellers.

         Also during fiscal 2002, we developed and began shipping Digital StoreFront, which simplifies print job submission and proofing over the Internet. Digital StoreFront allows print center customers to submit print jobs directly to a print center, review proofs of their job and receive an order confirmation and an estimate of the cost of the job over the Internet or a network. Once a job is submitted, Digital StoreFront creates a job ticket and can automatically route the job to a wide range of printing devices or systems or hold the job for scheduling.

         We also entered into additional OEM reseller relationships in fiscal 2002. During fiscal 2002, we announced new relationships with Canon Inc., Lanier Worldwide, Inc., M.G.I. SA and Oce-USA, Inc., as well as an agreement with Xerox Corporation, under which Xerox has a non-exclusive right to distribute M@estro worldwide. Additionally, we continued to distribute our products through our existing OEM reseller relationships with Hitachi Koki Imaging Solutions, Inc., IKON Office Solutions, Inc., Kyocera Mita America, Inc., Minolta Co., Ltd., Ricoh Corporation and Toshiba America Business Solutions, Inc., as well as through our network of independent dealers.

         T/R Systems was incorporated in Georgia in September 1991. Our principal executive offices are located at 1300 Oakbrook Drive, Norcross, Georgia 30093, and our telephone number at that address is (770) 448-9008.

INDUSTRY BACKGROUND

         Historically, document output needs were met by costly stand-alone, monochrome print devices based on analog technology that were dedicated to a single print, copy or scan function and that produced output which had to be distributed manually. Since the advent of digital document technologies and with the proliferation of personal computers, desktop publishing software, digital photography and network computing, documents are increasingly being managed in digital formats. Faster processing speeds, expanded system memory and increased storage capacity have combined with advanced software packages to enable complex image processing and manipulation, distribution and production of digital documents. These new digital technologies have improved control over the document creation process, enabled documents to be produced more quickly and efficiently, and led to increased demand for additional capabilities. Additionally, advances in digital document technologies have resulted in an increase in the use of digital print devices and growth in the typical number of devices utilized within an organization. Finally, the proliferation of Internet-based business processes has furthered the need to transfer and manage documents over the Internet.

         These advances in digital document and computer technologies, as well as Internet-based business processes, have resulted in a shift from the market for simple document output produced by stand-alone devices to a more advanced market for output management. Increasingly, users in organizations of all sizes are looking for faster and more cost-effective methods of managing, storing, distributing and producing digital documents and managing the devices used to print those documents. These needs have created the output management market, which involves the management of processes and printers/copiers used in the production and distribution of documents.

         The users of output management solutions include:

         - corporate entities-- organizations as a whole, as well as their in-house print shops and functional departments;

         - educational institutions--primary, secondary and higher education institutions, including colleges and universities;

         - facilities management companies--service providers that manage print operations for other entities;

         - print-for-pay organizations--quick printers, printing service bureaus, commercial printers and offset printers that provide printing and/or copying services for outside entities;

         - government entities--local, city, state and federal agencies, as well as public utilities; and

         - book publishers--organizations that provide publishing services, including on-demand book publishing.

         Within the output management market, requirements can vary depending on the needs of the user and the requirements of specific jobs. Often, corporate in-house print shops, facilities management companies, print-for-pay organizations and book publishers require production output management capabilities, which allow them to store, manage and print documents quickly and in desired quantities. The requirements of these users can vary greatly depending on production volumes and the number of print devices they utilize. Certain customers are focused on distributed output management, which is the ability to manage document distribution and workflow, as well as the print devices used to produce hard copies of digital documents. The proliferation of Internet-based business processes now requires many organizations to implement Internet-based document management solutions, which allow them to manage, control and track the transfer of documents over the Internet or a network, including submitting jobs to production facilities. Finally, many users may have multiple requirements, which could potentially include the need for production output management, distributed output management and Internet-based document management, or any combination of these capabilities, all within the same environment.



T/R SYSTEMS' SOLUTION

         T/R Systems' applications are uniquely positioned to address the needs of customers throughout the output management market. Our applications enable organizations to effectively manage the storage, distribution and production of documents from creation, which could include the conversion of hard copy documents to digital documents, to delivery, whether in hard copy or digital format.

         Production output management needs are met primarily by the MicroPress, our digital document production output management system. The MicroPress uses industry-standard open-architecture to provide a cost-effective, high-speed digital document production system capable of producing complex, variable length, color and monochrome images. The MicroPress X Series provides users a broader range of options from a simple print management application to a complete production output system. Our Digital StoreFront application simplifies the process of submitting, tracking and routing documents and files over the Internet or a network. M@estro provides organizations with the ability to manage the distribution and workflow of documents over the Internet or a network, as well as the ability to manage print devices on a network.

         T/R Systems' solution offers the following primary benefits:

         Highly Functional. Our applications offer a high degree of functionality in the areas of clustering, workflow management, job management and document processing. Our clustering capabilities provide the ability to distribute a document among multiple print devices and print at speeds several times faster than a single device could produce independently, regardless of page complexity or variability. The workflow management capabilities of our applications enable a user to manage a document from creation in a native application until final output, providing for smooth and efficient document processing. The job management functionality in our products enables users to, among other things, submit and track jobs over the Internet or a network and provides the ability to route a job to a specific location or locations, including archiving jobs. The document processing capabilities of our applications allow for modifications to be made to a document after it is submitted from its native application, including the insertion of variable data, document merging, color calibration, electronic collation and imposition.

         Scalable, Configurable and Customizable. Our applications are scalable, configurable and customizable. Users of the MicroPress can add color, monochrome or wide-format print devices, as well as additional distribution locations. The MicroPress SX can route output to one to four print devices, while the MicroPress DX can cluster two to four print devices and the MicroPress MX can support up to twelve devices, including multiple clusters with up to eight devices in a single cluster. Additionally, users can easily and cost-effectively upgrade from an SX to a DX and from a DX to an MX. M@estro can manage up to 255 print devices and distribute output to destinations consisting of networked print devices, the MicroPress, e-mail, network folders and FTP sites, which are Internet or intranet locations designed specifically for uploading and downloading files. Our products can also be customized to meet a user's specific requirements. For example, each Digital StoreFront is customized during its implementation to meet the workflow and business needs of each specific customer. In addition, users of any of our applications can add our other applications and increase functionality seamlessly, without having to replace existing equipment and losing the value of their original investment.

         Flexible and Reliable. Our applications allow users to manage, distribute and produce documents of varying sizes and complexities across multiple locations or to a single location regardless of whether that location is a print device, network folder, e-mail address or FTP site. Additionally, the MicroPress supports mission-critical print production applications by recognizing available resources and automatically rerouting print jobs if utilized print devices become inoperable, as well as by providing full error recovery, thus ensuring that every page is printed.

         Easy to Use. Our applications are designed for ease of managing documents and workflow. We design our applications to require minimal training. Additionally, the seamless integration of our applications with one another provides for easy transition from the functions of one application to another. Also, Digital StoreFront is designed so that, once implemented, users submitting jobs to print providers can easily navigate the application without training, and much of the processing of the job can be automated to increase a print provider's efficiency. Finally, we provide user-friendly documentation, manuals and online help.


OUR STRATEGY

         T/R Systems' objective is to be the leading provider of digital document applications. To achieve this objective, our strategy includes the following key elements:

         Maintain and Expand the Leadership Position of our Software Functionality. We believe that we have established a leading position based on the functionality of our clustering, web storefront and post-RIP document processing technologies. Post-RIP document processing technologies permit the processing of a document after it has been translated from the language of the document's native application to the language of the printer using our RIP, or raster image processor, software. Post-RIP processing provides for faster, more efficient document processing. We will continue to leverage our product development efforts by developing new, and improving existing, technologies to provide users with the most advanced and robust digital document management, distribution and production products available.

         Leverage Our Distribution Relationships to Expand Our Business. As of January 31, 2002, we distributed our products internationally through our OEM reseller relationships with Hitachi, IKON, Kyocera Mita, Lanier, M.G.I., Minolta, Ricoh and Toshiba, and through a network of independent dealers. Additionally, we have entered into a development agreement with Canon and anticipate that Canon will begin distributing our products late in the first quarter of fiscal 2003. Also during the fiscal year ended January 31, 2002, we entered into agreements with Xerox, under which Xerox has a non-exclusive right to distribute M@estro worldwide, and Oce, for the development of connectivity of an Oce print device with the MicroPress. Our intention is to continue to expand these OEM reseller relationships and leverage their existing distribution infrastructures with products like the MicroPress X Series, which allows us to reach the low-, mid- and high-volume production output management customers of our OEM resellers, while simplifying their selling process. Additionally, we intend to further leverage our OEM resellers' established international distribution infrastructures to expand the sales of our products outside North America, specifically in Europe and Asia. Finally, as we develop new products, such as Digital StoreFront, it is our intention to introduce them through our OEM reseller channels to expand the exposure of these new products.

         Develop New Applications and Features. As the market for digital document technologies continues to evolve and expand, our intent is to continue to add additional applications and functionality to existing applications, as well as develop additional applications that will work in concert with our existing applications, in order to maintain and expand our market position. T/R Systems intends to continue to focus on the needs of users of its solutions, as well as the evolution of the markets for digital document management and distribution. For example, Digital StoreFront was developed largely in response to feedback from customers, which led us to modify our existing e-Ticket(TM) product to include an implementation of a customized web storefront and other features to meet the specific needs of each customer. Our ability to continue to introduce new applications and features that complement our existing products will be critical to our future success.

         Increase Sales Opportunities Through Product Integration. Our products are designed to seamlessly integrate with each other to meet the complex output management needs of our customers. The MicroPress, M@estro and Digital StoreFront, or any combination of these products, can work in concert with one another to improve and simplify an organization's ability to manage, store, distribute and produce digital documents. The compatibility of our products with one another allows us to market them as an integrated solution, which provides the opportunity to increase sales to existing customers, as well as increase the appeal of our products to potential customers.

         Expand Internet Functionality. Our Digital StoreFront application currently offers electronic job submission over the Internet or a network and automatic processing of that job. We intend to continue to develop this and other products for customers that require Internet-based document management solutions.

         Focus on Core Technologies and Build on Industry-Standard Open-Architecture Technologies. Our expectation is to continue to use industry-standard technologies, such as Microsoft(R) Windows(R) software, the latest Intel(R) Pentium(R) processors and Global Graphics' ScriptWorks(R) raster image processor, on an ongoing basis. Our belief is that utilizing standards-based open systems enables us to bring new product features to market more quickly and to permit functionality with a wide variety of computer networks, devices and complementary software. In addition, this approach allows us to quickly upgrade to next-generation computer hardware and software systems, which then allows us to focus on developing the core technologies that differentiate our products.

OUR PRODUCTS

         T/R Systems offers three main digital document management, production and distribution applications: the MicroPress, Digital StoreFront and M@estro. Each of these stand-alone applications can be seamlessly integrated with our other applications. The MicroPress, which is the foundation of our product offerings, has historically accounted for the majority of our revenue. During fiscal 2002, we introduced the MicroPress X Series, which consists of three different models, designed to make the MicroPress accessible to a broader range of customers. Digital StoreFront and M@estro were also introduced during fiscal 2002 and accounted for less than five percent of our revenue in fiscal 2002.

MicroPress

         The MicroPress is a universal server providing digital document production and job management. The MicroPress is a software and hardware solution that is capable of managing multiple print devices as an integrated document production system. Additionally, the MicroPress provides a seamless interface between document creation and submission tools and the connected output devices.

         In the latter half of the fourth quarter of fiscal 2002, we introduced the MicroPress X Series in order to make the MicroPress a cost-effective alternative for a broader range of customers and to simplify the selling process. The MicroPress X Series consists of three models, the MicroPress SX, the MicroPress DX and the MicroPress MX. The MicroPress SX drives up to four black-and-white or color print devices while offering full make-ready capabilities. The SX is tailored to meet the needs of organizations that have low- to mid-volume production output requirements but that still require the flexibility and functionality of a robust document production management system. The MicroPress DX is designed for organizations with mid- to high-volume production needs. With the DX, an organization can cluster two to four black and white or color print devices, enabling it to parse large jobs across multiple print devices, thus maximizing productivity. The DX offers full make-ready functionality and can be easily and cost-effectively upgraded as an organization expands its production requirements. The MicroPress MX is designed for mid- to high-volume organizations with complex, mission-critical document output needs. The MicroPress MX supports up to twelve black-and-white or color print devices and provides advanced software functionality in a fully scalable production output system.

         The MicroPress comes equipped with software functionality that shifts the burden of printing and image management tasks from an individual workstation to a centralized server by RIPing the document and providing for additional processing and management of the document in a post-RIP environment. The software functionality offered by the MicroPress includes:

         - Make-ready capabilities. All three models of the MicroPress X Series come equipped with extensive make-ready capabilities that enable users to make job- and page-level changes to a file after it has been RIPed. The job-level make-ready capabilities provide the ability to manipulate how a document appears when printed, including the ability to merge pages from separate files, insert, delete or replace pages, number pages, impose the position of the print on the page and apply variable information for job personalization. The ability to manipulate individual pages within a document includes the capability to cut, copy and paste page content, add lines, arrows or objects to a page, clean and straighten pages and reformat page content to accommodate punching, stapling or other finishing options. Additionally, the MicroPress X Series includes color management tools to ensure consistent and accurate color on all pages and across multiple color print devices.

         - Mission-critical capabilities. The mission-critical capabilities of the MicroPress include universal and cluster printing, as well as error recovery capabilities. Universal printing is the ability to route single or multiple jobs to any number of disparate, connected print devices without reprocessing the job for a specific print device. Cluster printing is the ability to route one or more jobs to multiple similar devices connected to the MicroPress and run those devices as one high-speed device. Cluster printing capabilities come standard on the MicroPress DX and the MicroPress MX and are available as an option to the MicroPress SX. The error recovery capabilities of the MicroPress X Series include the ability to re-route a job to one or more connected print devices if any connected print device becomes inoperable, as well as the ability to recover non-printed pages. Additionally, the MicroPress is capable of notifying the user of certain events, including job initiation, completion or failure.

         - Additional functionality. In addition to the make-ready and mission-critical capabilities of the MicroPress, the MicroPress MX comes equipped with additional software functionality including the ability to script jobs, the ability to manipulate scanned input and the ability to control jobs remotely over the Internet or a network. Job scripting, which is done by our TRueScript(TM) software application, is the ability to write a customized set of instructions to process a job in the MicroPress and to save this set of instructions for use on future jobs. TRueScript is also available as an option for the MicroPress SX and the MicroPress DX. The ability to manipulate scanned input is provided by our MicroImager(TM) application. MicroImager provides the ability to process, archive and distribute scanned input from a compliant scanner. MicroImager is also available as an option for the MicroPress SX and the MicroPress DX. Finally, the MicroPress MX offers e-PSM, a software application used to remotely access and control the MicroPress over the Internet or a network.

         The MicroPress connects to monochrome and color digital print devices either by a direct connection or by a network connection. For a direct connection, cabling and a T/R Systems Connectivity Kit, consisting of our PrintLink(TM) and enabling software, are used to allow the MicroPress to interface with supported third-party print devices. For a network connection, enabling software is used to allow the MicroPress to interface with supported third-party print devices over a network. The MicroPress currently connects to print devices from Canon, Hitachi, Kyocera Mita, Minolta, M.G.I., Oce, Ricoh, Toshiba and Hewlett-Packard. Additionally, we currently offer two branded third-party print devices: the PrintStation(TM) 040, a 40 page-per-minute monochrome print device, and the PrintStation 070, a 70 page-per-minute monochrome print device.

Digital StoreFront

         Digital StoreFront is a fully automated web storefront application that simplifies the process of submitting print jobs over the Internet. Digital StoreFront allows for on-line proofing and automatic routing of a job to a print device or production schedule to help maximize device utilization by the print provider. Each Digital StoreFront is sold with a custom implementation, which customizes the application to meet workflow, job-management and customer needs of each print provider. Digital StoreFront is licensed, hosted and controlled by the print provider, which allows them to further customize their storefront as needed and enables them to maintain the confidentiality of their customers' documents. Digital StoreFront's fully automated processes allow the customers of print providers to submit files in their native format over the Internet. A proof of the document is automatically prepared for the customer to review once the job is submitted and an estimate of the cost of the job is provided automatically. Once the customer's specifications for the job are received, a job ticket is then prepared with all the details of the job and it can be automatically queued into the print provider's workflow. Digital StoreFront can automatically route files to any PDF or postscript-compliant printing system, including the MicroPress. Optional features can be added to Digital StoreFront to, among other things, allow for unique pricing for print jobs, provide an on-line catalog, allow credit card billing, design business cards and integrate Digital StoreFront with accounting and billing systems.

M@estro

         M@estro provides distributed output management and device administration and enables digital document distribution over the Internet or a network. M@estro is configurable and scalable, providing for the management of up to 255 print devices, as well as distribution of output to destinations consisting of networked print devices, the MicroPress, e-mail, networked folders and FTP sites. M@estro employs our patented cluster printing technology for the distribution of documents across managed print devices. With M@estro, users can manage print devices on their networks, monitor consumables levels on those devices, establish custom workflows across the network, cluster multiple network-connected print devices and manage document distribution routes.

         M@estro is available as a stand-alone application or can be integrated with our other applications to meet the diverse output management needs of organizations of all sizes.

Other Products

         In addition to these three core products, we offer a digital imaging software application, MicroImager, which scans hard-copy documents into a digital format and provides the ability to process, archive and distribute the newly created digital documents to the appropriate destination. MicroImager, when combined with a compliant scanner, can create digital documents from scanned input that can be modified to ensure the quality of the presentation of the new scanned document. Once the scanned document has been edited, it can be distributed to destinations, such as print devices, document repositories, FTP sites, e-mail or the MicroPress. MicroImager is sold as an add-on to the MicroPress and M@estro, or as a stand-alone application.

MANUFACTURING

         We outsource the manufacturing of many of the hardware components of our products. These components include PrintLinks and the circuit boards incorporated in our products. Additionally, we assemble customized servers for the MicroPress. T/R Systems then integrates hardware components with internally developed software to create the various configurations of the MicroPress. We also resell complete printing devices and scanners purchased from third-party manufacturers under our brand name as part of the MicroPress. Before shipping products to customers, we test both the hardware and software to assure successful integration.

SALES AND MARKETING

         In fiscal 2002, T/R Systems distributed the MicroPress, Digital StoreFront and related products in North America and internationally through distribution relationships with Hitachi, IKON, Kyocera Mita, Lanier, Minolta, M.G.I., Ricoh and Toshiba, as well as through a network of independent dealers. We actively seek to enter into, and continue to expand, OEM reseller relationships with established printer and copier manufacturers. During fiscal 2002, we entered into new OEM relationships with Canon, Lanier, M.G.I. and Oce, as well as with Xerox. These new relationships are in addition to our existing relationships with Hitachi, IKON, Kyocera Mita, Minolta, Ricoh and Toshiba. Hitachi and Minolta resell the MicroPress worldwide through their dealer networks. IKON, Lanier and Ricoh currently sell our products in North America and Europe. Our development and distribution agreement with Toshiba permits Toshiba to resell the MicroPress connected to its print devices through its dealer network in North and South America. Under our software development and license agreement with Xerox, Xerox has a non-exclusive right to distribute M@estro worldwide. Our agreement with Oce for the development of connectivity of an Oce print device with the MicroPress contemplates distribution of this product. Also during fiscal 2002, we entered into a development agreement with Canon, and during the first quarter of fiscal 2003, entered into a distribution agreement with Canon's subsidiary, Canon USA, Inc., under which Canon USA will distribute the MicroPress connected to certain Canon print devices in the United States. We anticipate that Canon USA will begin distributing the MicroPress under this agreement late in the first quarter of fiscal 2003.

         Our sales force consists of regional managers whose principal duties are to facilitate and help close sales through the dealer channels of our OEM resellers and through independent dealers. As of January 31, 2002, we had twelve regional managers throughout the United States, one in Canada, one in France, one in Germany and one in the United Kingdom.

         Dealers sell our products to end users and service our products in local geographical areas. In the United States, these dealers typically are:

         -        office products, computer and peripheral resellers;

         -        copier or graphic arts dealers; or

         - independent service organizations that provide customized software and hardware solutions and specialize in providing services that cannot be obtained through product manufacturers.

         During fiscal 2002, Minolta accounted for 22.4% of our total revenue.

         Sales shipped internationally were 30.0% of total revenue in fiscal 2002, 19.1% of total revenue in fiscal 2001 and 21.6% of total revenue in fiscal 2000. Sales shipped internationally to customers in any one country did not exceed 10% of total revenue in any of the last three fiscal years, except that sales shipped to customers in Japan represented 18.9% of our total revenue in fiscal 2002. For additional information on our geographic segments, see note 10 of the notes to our consolidated financial statements included elsewhere in this report.

         As of January 31, 2002, we had a backlog of firm orders totaling $45,000. These orders were filled in the first quarter of fiscal 2003. No such backlog existed at January 31, 2001.

         As of January 31, 2002, T/R Systems maintained a marketing organization consisting of five people who are responsible for product management, market research, branding, advertising, public relations, events, lead management and channel marketing. We rely upon industry specific research and customer interaction to assist in marketing planning. Market awareness is enhanced through advertising, public relations and trade shows. Historically, a cooperative marketing program has been offered to independent dealers to create additional market awareness. Our belief is that our strategic alliances, including our OEM reseller relationships, further enhance market awareness. In addition, we intend to continue expanding market awareness of our products through consistent promotion of our T/R Systems, MicroPress, Digital StoreFront and M@estro brands in marketing events, advertising and public relations activities.

CUSTOMER SERVICE

         T/R Systems provides an array of services to support and enhance our products, including customer support, dealer and end-user training, installation services, customized product implementations and product-related consulting. We believe that providing quality customer support to our OEM resellers, dealers and end users is critical to customer satisfaction. OEM resellers and independent dealers are considered the primary support contact for end users, with T/R Systems performing secondary support. We offer service plans, generally for one to three years, that entitle end users to call our customer support organization for assistance. We provide training for MicroPress users at our training facilities and at users' locations. Each Digital StoreFront sale includes an implementation, which customizes the application to meet workflow, job-management and customer needs of each print provider. Our product-related consulting services focus on providing customized software applications that meet the needs of end users, including additional customization of Digital StoreFront after implementation.

RESEARCH AND DEVELOPMENT

         T/R Systems has devoted a significant amount of resources to research and development. At January 31, 2002, over one-third of our employees were employed in research and development. Research and development expenses were $7.0 million for fiscal 2002, $5.1 million for fiscal 2001 and $3.5 million for fiscal 2000.

         The markets for our products are characterized by rapid change and we believe that there are three factors that are critical to the success of our research and development efforts. We must:

         - accelerate the rate of product line expansion in terms of device connectivity and system features;

         - continue to develop software applications and feature enhancements that leverage performance gains realized through the release of new generations of software and hardware; and

         -        attract and retain qualified technical professionals.

INTELLECTUAL PROPERTY

         To be successful, we depend, in part, on the proprietary technology in our products. T/R Systems relies on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions, to protect our proprietary rights. Trade secret and copyright laws provide only limited protection of our software, documentation and other written materials. We hold 14 United States patents, two European patents and one patent in Australia related to cluster printing and print engines and, as of January 31, 2002, had filed for an additional 16 patents in the United States and abroad which have not yet been issued. In addition, to protect our intellectual property and proprietary rights, we:

         - enter into confidentiality and nondisclosure agreements with our employees, consultants and OEM resellers;

         - limit access to, and distribution of, our software and other proprietary information; and

         - employ hardware security devices and unique key codes to limit unauthorized use of our software.

Despite the efforts taken to protect our intellectual property, we cannot assure you that we will be able to do so. Any failure to protect our intellectual property could harm our business.

COMPETITION

         Our output management applications compete with a variety of other digital document management and production solutions on various levels. Competition for output management solutions is based primarily on product performance, functionality, price and customer service. Some of our competitors are substantially larger than we are, with greater financial, technical, marketing and other resources, more established sales channels, greater name recognition and broader product lines. Our present or future competitors could introduce products with capabilities identical to or greater than ours. Further, these competitors may have much greater financial resources than we do, which could enable them to sell competing products at prices less than we charge.

         Competition for the MicroPress can be categorized into the following four groups:

         - manufacturers such as Xerox, which currently offer digital copiers that operate as printers through the use of RIPs and controllers, as well as host print computers;

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

         At mid- to high-volume levels, the MicroPress MX and DX compete with high-end digital printer/copiers using RIPs and controllers, commercial printing systems and products with features similar to our clustering concept. At lower volume levels, the MicroPress SX competes with RIP and controller providers. We do not believe that any of these products offer the features and functionality of the MicroPress X Series.

         Digital StoreFront competes with similar available offerings primarily based on functionality and price. The market is highly fragmented and there is no one dominant competitor. Many of these similar offerings are sold as Application Service Provider, or ASP, systems, in which the vendor hosts the storefront for the print provider and charges a periodic or per-transaction fee. T/R Systems believes Digital StoreFront has a competitive advantage over ASP systems in that print providers license and host Digital StoreFront, which enables them to modify their storefront as needed, better ensure the confidentiality of their customers' information and eliminate transaction fees. Additionally, we do not believe that any of these similar products, whether or not based on an ASP system, offer the functionality and customizability at the price that Digital StoreFront offers.

         M@estro faces competition from some of the manufacturers of products that the MicroPress currently competes against. Additionally, there are currently software products from other manufacturers that offer device management across a network. However, T/R Systems does not believe that any of these products offer the full range of features and functionality that are offered with M@estro.

         We believe that none of our competitors is dominant in our market. Further, we do not believe that any of our competitors have a competitively priced product that currently offers all of the capabilities of our applications. Additionally, we believe that none of our competitors provides a solution as complete and fully integrated as we offer. However, in the future, these or other competitors could develop similar or more advanced products than ours.

EMPLOYEES

         As of January 31, 2002, we had a total of 113 employees, substantially all of whom were full-time. Of our employees, 39 were in research and development, 35 were in sales and marketing and 17 were in customer services, with the remaining 22 in operations, finance and administration. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY.

         During fiscal 2002, T/R Systems incurred an operating loss of $13.4 million. Although we had operating income of $2.5 million in fiscal 2001 and $585,000 in fiscal 2000, prior to fiscal 2000, we incurred operating losses in each fiscal year since our inception. We had an accumulated deficit of $19.7 million as of January 31, 2002, as a result of the fiscal 2002 loss and prior years' losses. We may not be achieve or maintain profitability in the future. Despite cost-saving measures taken in fiscal 2002, including reductions in headcount, we continue to make significant investments in research and development, sales and marketing and our operating infrastructure. If we do not increase our revenue to a level that exceeds this spending, we will continue to have operating losses. If our revenue does not grow sufficiently, we will need time to further scale back expenses. If we are not able to react quickly enough to unanticipated decreases in revenue, we will not be able to achieve profitability.

OUR OPERATING RESULTS HAVE FLUCTUATED AND WE EXPECT THEM TO CONTINUE TO FLUCTUATE, SO YOU SHOULD NOT RELY ON HISTORICAL OPERATING RESULTS AS AN INDICATOR OF FUTURE PERFORMANCE.

         Our operating results have fluctuated from quarter to quarter and year to year in the past and we expect them to continue to fluctuate in the future. For example, we reported operating income in the first three quarters of fiscal 2001 followed by operating losses in the final quarter of fiscal 2001 and in each quarter of fiscal 2002. As a result, you should not rely on our historical operating results as an indicator of future performance. We may experience further fluctuations in our operating results because of:

         -        competitive market conditions for our current products;

         -        the level of acceptance of new products we introduce;

         - the general level of sales of printer/copiers which connect to our products;

         -        the cost and availability of components of our products;

         - general economic conditions which impact the demand for information technology equipment; and

         - variations in the proportions of hardware and software in systems we sell.

WE HAVE BEEN PUBLIC ONLY A SHORT PERIOD OF TIME AND OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

         Our initial public offering was completed in January 2000. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. Additionally, in recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes unrelated to their operating performance. These market fluctuations may result in a material decline in the market price of our common stock. In addition to these market fluctuations, there are many factors that are likely to cause the price of our common stock to fluctuate, including:

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

         Many of the potential end-user customers in our market are small businesses and run a greater risk of business failure than large businesses, particularly in a weak economy. If their businesses fail, we will lose potential sales and our revenue may decrease. Further, if these customers are unable to obtain acceptable third party financing, they may not purchase our products. Some of our competitors are able to use their significant financial resources to offer more attractive financing terms than the financing terms otherwise available to purchase our products. These factors could limit or reduce our customer base, causing our sales to suffer.

WE HAVE HISTORICALLY RELIED ON SALES OF ONE PRODUCT AND DO NOT HAVE AN ALTERNATE SOURCE OF SIGNIFICANT AMOUNTS OF REVENUE IF DEMAND FOR THIS PRODUCT DECLINES.

         To date, substantially all of our revenue has been generated from one product, the MicroPress. If potential customers choose to purchase competing products, we will lose a substantial amount of revenue. Further, our revenue may be adversely impacted if our customers choose to defer their purchases of our products. Additionally, this product may not be profitable for other reasons, including pricing pressures or manufacturing difficulties. If this product is not profitable, we will not be profitable.

WE CANNOT BE SURE THAT ANY OF OUR NEW PRODUCTS WILL BE COMMERCIALLY SUCCESSFUL, OR THAT SALES OF ONE PRODUCT WILL NOT NEGATIVELY IMPACT SALES OF ANOTHER.

         In the past, we have introduced products that have not been commercially successful. For example, in fiscal 2001, we introduced e-Ticket, an Internet-based document submission and catalog application. During fiscal 2002, we made available two new products, Digital StoreFront, a fully-automated web storefront application that is designed to improve upon e-Ticket, and M@estro, a software application providing distributed output management and device management. Although these products are now commercially available, to date, our sales of these products have not been significant. There can be no assurance that these products will receive wide-scale commercial acceptance. Failure of these products to achieve commercial acceptance may result in harm to our reputation, increased costs or lost sales.

         Additionally, during the fourth quarter of fiscal 2002, we began shipping a new series of our flagship product, the MicroPress. We now ship the MicroPress SX and the MicroPress DX, in addition to the MicroPress MX, which replaces the previous version of the MicroPress. Although we have begun shipping these products, our new MicroPress series may not be widely commercially accepted. Additionally, sales of one model of the MicroPress may result in lost sales of another model of the MicroPress. The average selling prices and margins of the MicroPress SX and the MicroPress DX are substantially lower than those of the MicroPress MX. If we lose sales of the MicroPress MX to the MicroPress SX or the MicroPress DX, we will need to sell more units of the MicroPress SX and the MicroPress DX in order to maintain our overall total revenue and operating margin. In that case, if our unit volumes do not increase adequately to offset a shift to the lower-priced, lower-margin models of the MicroPress, our total revenue and overall operating results will be adversely impacted.

WE DERIVE AN INCREASINGLY LARGE PERCENTAGE OF OUR REVENUE FROM OUR OEM RESELLERS, A LARGE PERCENTAGE OF WHICH IS DERIVED FROM A FEW OEM RESELLERS; A LOSS OF ANY OF THESE RESELLERS WOULD REDUCE OUR REVENUE AND OUR RESULTS OF OPERATIONS WOULD SUFFER.

         Since fiscal 1998, our OEM resellers have represented a significant and increasing portion of our revenue. In fiscal 2002, our largest OEM reseller accounted for 22.4% of our total revenue, while sales to all of our OEM resellers accounted for 64.2% of our revenue. Sales to our OEM resellers accounted for 62.1% of our revenue in fiscal 2001 and 46.4% in fiscal 2000. If we lose one of our OEM resellers or they decrease orders of our products, our revenue will decline and our results of operations will suffer. An OEM reseller could decrease its orders for our products if demand for its products declines or it chooses to purchase a competitor's products.

BECAUSE OUR PRODUCTS DEPEND ON SOFTWARE LICENSED TO US BY THIRD PARTIES, ANY LOSS OF ANY OF THESE LICENSES WOULD RESULT IN INCREASED COSTS AND PRODUCTION DELAYS.

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

         We may be required to expend significant time and resources to make our systems compatible with new releases by our software suppliers, which could result in product shipment and revenue recognition delays. In addition, if the competitors of our suppliers develop superior software, our products may not achieve market acceptance and we will lose revenue unless we obtain a license for the superior software. We may not be able to obtain new software licenses on commercially reasonable terms, or at all.

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

A SUBSTANTIAL PORTION OF OUR REVENUE IS DERIVED FROM INTERNATIONAL SALES, AND THESE SALES ARE SUBJECT TO REGULATORY, POLITICAL AND CURRENCY EXCHANGE RATE RISK.

         Shipments to customers outside the United States represented 30.0% of our total revenue in fiscal 2002. Our international revenue could decrease if tariffs, duties or taxes increase the cost of doing business, or of our products, in foreign countries. Our foreign product sales could be limited by the imposition of government controls or political and economic instability, which would result in lower revenues. We may also experience delays in receipt of revenue or increased difficulties in collecting accounts receivable.

         Additionally, our results of operations could be harmed by changes in currency exchange rates. Currently, substantially all of our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive. This could result in a reduction in our sales in a particular country.

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

         - changes in purchasing patterns by our OEM resellers and end users;

         -        market acceptance of our technology and new product offerings;

         - general economic conditions in new markets we are targeting or where our OEM resellers are located; and

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

ITEM 2.  PROPERTIES

         T/R Systems leases its principal facility, totaling approximately 52,000 square feet, in Norcross, Georgia under a lease expiring in March 2008. Additionally, we have a training and operations facility in approximately 59,000 square feet of warehouse and office space in Norcross, Georgia under a lease that also expires in March 2008. We also leased office and training facilities in Eidenhoven, The Netherlands, during fiscal 2001. In addition, we currently lease office space in Dusseldorf, Germany and Orsay, France. We anticipate that we will need additional space as our business expands and believe that we will be able to obtain suitable space on commercially reasonable terms as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Michael E. Kohlsdorf, age 46, has served as our president, chief executive officer and a director since September 1996. From 1993 to September 1996, Mr. Kohlsdorf held a variety of positions at Brock Control Systems, Inc., a sales automation software company, now known as FirstWave Technologies, Inc., most recently serving as president, chief operating officer and chief financial officer.

         E. Neal Tompkins, age 57, is a co-founder of T/R Systems and has served as a director and our chief technology officer since our founding in September 1991. Mr. Tompkins served as our president from September 1991 until September 1996, and has served as our executive vice president since that date.

         Lyle W. Newkirk, age 49, joined us in September 1997 and has served as a senior vice president since May 2000, as well as serving as our chief financial officer, secretary and treasurer since November 1997. From 1992 to September 1997, Mr. Newkirk held various positions with Peachtree Software, Inc., a maker of accounting software, which became a subsidiary of Automatic Data Processing, Inc., a provider of technology-based outsourcing solutions, most recently serving as vice president and chief financial officer.

         Michael W. Barry, age 44, has served as our senior vice president, development and engineering since August 1998. From July 1995 to August 1998, Mr. Barry served as our vice president of systems development. Before that, he served as our director of systems development from our founding in September 1991 until July 1995.

         E. James White, age 58, has served as our senior vice president, operations since September 1999. From June 1995 to July 1999, Mr. White served as vice president, operations at Checkmate Electronics, a manufacturer of payment automation equipment. Before that, he was director of operations at Solectron Technology, Inc., a manufacturer of printed circuit boards, from May 1993 until April 1995.

         Jack N. Bartholmae, age 50, has served as our vice president, engineering since November 1995 and as our director of engineering from April 1994 to November 1995. Before that, he served as our director of electrical engineering from our founding in September 1991 until April 1994.

         Edward M. Gaughan, age 33, joined us in December 2000 as our vice president, business development. Before joining us, Mr. Gaughan held various management positions with Electronics for Imaging, Inc., a provider of network printing software applications, from January 1996 to October 2000, most recently serving as director, business development. Mr. Gaughan is the husband of Ms. Gaughan, our vice president, marketing.

         Katherine Munich Gaughan, age 34, joined us in August 2001 as our vice president, marketing. Before joining us, Ms. Gaughan served as director of marketing for Oce-USA, Inc., a provider of digital document management and delivery technology, from March 1999 until August 2001. Before that, she served as account manager/channel marketing manager for Electronics for Imaging, Inc. from October 1994 to March 1999. Ms. Gaughan is the wife of Mr. Gaughan, our vice president, business development.

         Michael J. Knight, age 38, joined us in February 1998 and has served as our vice president, professional services since May 2000. Prior to May 2000, Mr. Knight served as our director of customer services. Before joining us, Mr. Knight was the senior manager for the systems consulting group of BSG Alliance/ IT, Inc., now known as Per-Se Technologies, Inc., a provider of business management services, from July 1995 to February 1998.

         F. Nico van Heuven, age 53, joined us in October 1999 and has served as our vice president and managing director, European operations since January 2002. Prior to January 2002, Mr. van Heuven served as our managing director of European operations. Before joining us, Mr. van Heuven was manager, international sales (export) with Epson Germany, a subsidiary of Epson Corporation, a manufacturer of information-related equipment, from April 1998 to September 1999. Prior to that, Mr. van Heuven was managing director for Kentek Europe B.V., a subsidiary of Kentek Information Systems Inc., a manufacturer of mid-range laser printers from January 1995 to March 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock commenced public trading on January 26, 2000 on the Nasdaq National Market under the symbol "TRSI." The high and low sales prices for our common stock, as reported on the Nasdaq National Market, for the four quarters of the fiscal years ended January 31, 2002 and 2001 were as follows:


                        For the Fiscal Year Ended January 31, 2002
                        ------------------------------------------
              Quarter
               Ended                        High                       Low
               -----                        ----                       ---
           April 30, 2001                  $8.50                      $3.60

           July 31, 2001                    5.30                       2.78

          October 31, 2001                  3.64                       1.79

          January 31, 2002                  4.00                       1.80




                        For the Fiscal Year Ended January 31, 2001
                        ------------------------------------------
              Quarter
               Ended                        High                       Low
               -----                        ----                       ---
          April 30, 2000                   $28.44                     $11.44

          July 31, 2000                     21.88                       5.94

          October 31, 2000                  16.50                       5.63

          January 31, 2001                  10.00                       5.25



         As of April 12, 2002, there were approximately 125 holders of record of our common stock.

DIVIDENDS

         We have never paid cash dividends on our common stock. We currently intend to retain our earnings to fund the development and growth of our business. Further, our revolving line of credit does not allow us to declare or pay any cash dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         We had no sales of unregistered securities during the fiscal year ended January 31, 2002.

USE OF PROCEEDS

         In connection with our initial public offering, the SEC declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

         As of January 31, 2002, we had used $12.4 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments was made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $13.0 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table summarizes selected consolidated financial data as of and for the five fiscal years ended January 31, 2002. You should read this data in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.



                                                                           FISCAL YEAR ENDED JANUARY 31,
                                                     --------------------------------------------------------------------------
                                                       2002             2001            2000            1999             1998
                                                     --------         --------         -------        --------         --------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Imaging systems .............................        $ 11,772         $ 27,093         $20,969        $ 14,094         $ 11,627
Services ....................................           5,846            5,153           1,353           1,753              405
                                                     --------         --------         -------        --------         --------
        Total revenue .......................          17,618           32,246          22,322          15,847           12,032
Operating expenses:
  Cost of imaging systems ...................           9,141           12,166           9,487           6,579            6,107
  Research and development ..................           7,042            5,078           3,488           3,202            2,164
  Sales and marketing .......................          10,923            9,418           6,599           4,891            3,542
 General and administrative .................           3,880            3,101           2,163           1,708            1,623
                                                     --------         --------         -------        --------         --------
       Total operating expenses .............          30,986           29,763          21,737          16,380           13,436
                                                     --------         --------         -------        --------         --------
Operating income (loss) .....................         (13,368)           2,483             585            (533)          (1,404)
Interest income, net ........................             673            1,622             117             150              186
Other expenses ..............................              --               --              --            (240)              --
                                                     --------         --------         -------        --------         --------
Income (loss) before provision (benefit)
        for income taxes ....................         (12,695)           4,105             702            (623)          (1,218)
Provision (benefit) for income taxes ........           2,672           (2,229)             25              --               --
                                                     --------         --------         -------        --------         --------
Net income (loss) ...........................        $(15,367)        $  6,334         $   677        $   (623)        $ (1,218)
                                                     ========         ========         =======        ========         ========
Net income (loss)  per common share - Basic .        $  (1.25)        $   0.53         $  0.25        $  (0.26)        $  (0.60)
                                                     ========         ========         =======        ========         ========
Weighted average shares outstanding - Basic .          12,257           12,008           2,641           2,444            2,052
                                                     ========         ========         =======        ========         ========
Net income (loss)  per common share - Diluted        $  (1.25)        $   0.49         $  0.07        $  (0.26)        $  (0.60)
                                                     ========         ========         =======        ========         ========
Weighted average shares outstanding - Diluted          12,257           12,886           9,861           2,444            2,052
                                                     ========         ========         =======        ========         ========


                                                                                    JANUARY 31,
                                                     --------------------------------------------------------------------------
                                                       2002             2001            2000            1999             1998
                                                     --------         --------         -------        --------         --------
                                                                                   (IN THOUSANDS)

Balance Sheet Data:
Cash and cash equivalents ...................        $ 13,026         $ 26,194         $27,314        $  1,966         $  3,527
Working capital .............................          17,575           33,535          31,191           3,892            5,117
Total assets ................................          28,488           45,391          37,172           7,770            8,184
Redeemable, convertible preferred stock .....              --               --              --          15,042           15,020
Total shareholders' equity (deficit) ........          23,975           39,196          32,249         (10,238)          (9,759)


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

         Historically, we have derived our revenue primarily from the sale of imaging systems and related add-on software and hardware for the management, distribution and production of digital documents. Additionally, we receive or have received revenue from:

         -        engineering services for the development of technology;

         - the sale of consumable products, such as toner, and replacement parts that support our systems;

         -        customer service plans;

         - fees for other customer services, such as training and product-related consulting; and

         -        royalties for previously licensed technology.

         We distribute our products in North America and internationally through distribution relationships with Hitachi, IKON, Kyocera Mita, Lanier, M.G.I., Minolta, Ricoh and Toshiba, as well as through a network of independent dealers. We first sold products under the OEM agreements with Hitachi and Minolta in fiscal 2000. We began selling products under our OEM agreements with IKON, Ricoh and Toshiba in fiscal 2001. We began selling products under our OEM agreements with Lanier and M.G.I. in fiscal 2002. Additionally, we have entered into a development agreement with Canon and anticipate that Canon will begin distributing our products late in the first quarter of fiscal 2003. Also, during the fiscal year ended January 31, 2002, we entered into an agreement with Xerox under which Xerox has a non-exclusive right to distribute M@estro worldwide. We also entered into an agreement with Oce for the development of connectivity of an Oce print device with the MicroPress. In 1997, we signed an OEM agreement with Mita Industrial Co., Ltd. allowing Mita to resell the MicroPress in Japan. In August 2000, we amended that agreement with its successor company, Kyocera Mita, and began shipping products to Kyocera Mita in October 2000.

         Sales shipped internationally were $5.3 million, or 30.0% of revenue, in fiscal 2002. We expect that sales shipped internationally will continue to represent a significant portion of our revenue. Currently, substantially all of our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Revenue recognition. Imaging systems revenue is recognized based on the guidance in the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification Of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet the customer's objectives, such as our Digital StoreFront application, is recognized upon completion of the required customization.

         We recognize engineering service fees for development of technology typically related to the development of a connection between an OEM reseller's print device and our products. Engineering service fees typically consist of a combination of cash payments and print devices or other equipment related to the development project, given to us by the OEM resellers in lieu of additional cash payments. The amount of revenue recognized is equal to the total of the market value of the print devices and other equipment and cash received. Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project, which necessarily involves subjective judgment and may result in fluctuations in quarterly results.

         Revenue from the sale of printing consumables is recognized upon shipment. Revenue from customer service plans is recognized ratably over the term of each plan, which is typically one to three years. Nonrefundable prepaid royalties are recognized as revenue over the term of the royalty agreement based on the greater of actual royalties earned or the straight-line method. Revenue from royalties, which is included in service revenue, has been less than 10% of total revenue in each of our last three fiscal years.

         Research and Development Costs. Research and development costs are charged to expense when incurred. Software development costs are expensed as incurred until technological feasibility is determined. To date, we have expensed all software development costs as incurred due to the immaterial amount of costs incurred between the establishment of technological feasibility and the time that the software is generally available for sale.

         Inventory/Inventory Valuation Reserves. Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis. We provide for inventory obsolescence based upon assumptions about future demand for our products, market conditions and estimates of product life cycles. If future demand or market conditions are worse or product life cycles are shorter than we estimate, additional inventory write-downs may be required.

         Income Taxes.  T/R Systems records deferred tax assets as a result of:

         -        net operating losses;

         - differences between the basis of assets and liabilities for financial reporting purposes versus their basis for income tax purposes;

         - tax benefits from the exercise of employee stock options subsequent to our public offering; and

         -        other tax benefits.

After consultation with our independent accountants, we determine whether or not to establish a valuation allowance as an offset to our deferred tax assets. A valuation allowance is established when it is not likely that some or all of the tax asset balances will be realized within the foreseeable future. We consider principally our recent operating results in conjunction with other available evidence to determine if a valuation allowance is required.

         Before the fourth quarter of fiscal 2001, we had established and maintained a valuation allowance to offset our deferred tax assets. During the fourth quarter of fiscal 2001, our history of profitability in the previous twelve quarters, combined with our then estimated future profitability, was considered by us to be persuasive evidence that the valuation allowance was not necessary. Therefore, we reversed the entire allowance and recorded a $2.4 million deferred income tax benefit in our results of operations. However, due principally to the significant losses in fiscal

2002, and in the absence of other persuasive evidence, we reestablished a valuation allowance against our deferred tax assets resulting in a deferred tax expense of $7.2 million in the fourth quarter of fiscal 2002.

         At January 31, 2002, we had approximately $5.5 million in federal income tax net operating loss carryforwards available to offset future income taxes payables, which, if not utilized, expire beginning in 2016. We expect that we will maintain our valuation allowance against our entire deferred tax asset throughout fiscal 2003 although we will review the valuation allowance each quarter.

CONSOLIDATED RESULTS OF OPERATIONS

         The following table presents our consolidated operating data as a percentage of total revenue.


                                                                      FISCAL YEAR ENDED
                                                                           JANUARY 31,
                                                          -----------------------------------------
                                                           2002              2001            2000
                                                          -------          -------          -------
Imaging systems ..................................           66.8%            84.0%            93.9%
Services .........................................           33.2             16.0              6.1
                                                          -------          -------          -------
        Total revenue ............................          100.0            100.0            100.0
Operating expenses:
  Cost of imaging systems ........................           51.9             37.7             42.5
  Research and development .......................           40.0             15.8             15.6
  Sales and marketing ............................           62.0             29.2             29.6
  General and administrative .....................           22.0              9.6              9.7
                                                          -------          -------          -------
          Total operating expenses ...............          175.9             92.3             97.4
                                                          -------          -------          -------
Operating income (loss) ..........................          (75.9)             7.7              2.6
Interest income, net .............................            3.8              5.0              0.5
                                                          -------          -------          -------
Income (loss) before taxes .......................          (72.1)            12.7              3.1
Provision (benefit) for income taxes .............           15.2             (6.9)             0.1
                                                          -------          -------          -------
Net income (loss) ................................          (87.3)%           19.6%             3.0%
                                                          =======          =======          =======



COMPARISON OF FISCAL YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

         Total Revenue. Revenue was $17.6 million in fiscal 2002, $32.2 million in fiscal 2001 and $22.3 million in fiscal 2000. The decrease in revenue of $14.6 million, or 45.4%, from fiscal 2001 to fiscal 2002 was due to a decrease in imaging systems revenue. The increase in fiscal 2001 revenue over fiscal 2000 revenue of $9.9 million, or 44.5%, was due primarily to an increase in imaging systems revenue. Also contributing to the increase was an increase in engineering services revenue.

         Imaging systems revenue is derived from the shipment of digital document management and production systems, as well as software, hardware and consumables related to those systems. Our imaging systems revenue decreased $15.3 million, or 56.5%, from $27.1 million in fiscal 2001 to $11.8 million in fiscal 2002. The decrease was the result of decreased orders from our OEM resellers as well as our independent resellers. The increase in imaging systems revenue from fiscal 2000 to fiscal 2001 of $6.1 million, or 29.2%, from $21.0 million in fiscal 2000 to $27.1 million in fiscal 2001 was due to shipments of products under our new OEM reseller relationships in fiscal 2001. During fiscal 2001, we shipped products to IKON, Ricoh and Toshiba in addition to Hitachi and Minolta, both of which also purchased products in fiscal 2000.

         We recognize services revenue primarily from engineering service fees, customer service plans, training and product-related consulting. Additionally, included in services revenue in fiscal 2000 was revenue from royalties for licensed technology. During fiscal 2002, services revenue increased $693,000 to $5.8 million, due to an increase in engineering service fees for developing interfaces with additional print devices of new and existing OEM resellers to the MicroPress. The increase in engineering service fees of $833,000 was partially offset by decreases in other services revenue. Services revenue increased $3.8 million from $1.4 million in fiscal 2000 to $5.2 million in fiscal 2001, primarily due to an increase in engineering service fees. The remaining increase was primarily due to increases in revenue from customer service plans and maintenance agreements with our OEM resellers.

         During fiscal 2002, we derived $5.3 million, or 30.0%, of our total revenue from sales shipped internationally. This compares to $6.2 million, or 19.1% of total revenue, in fiscal 2001 and $4.8 million, or 21.6% of total revenue, in fiscal 2000. Revenue from sales shipped internationally decreased from fiscal 2001 to fiscal 2002 due to a decrease in shipments to Canada and Europe. Revenue from sales shipped internationally increased in fiscal 2001 over fiscal 2000 primarily as a result of increased international sales through our OEM reseller relationships. However, revenue from sales shipped internationally as a percent of total revenue decreased as domestic revenue grew at a faster rate than international revenue in fiscal 2001 due to greater focus on the domestic market both by our OEM resellers and us through our independent resellers, as well as our more established domestic distribution infrastructure. Revenue from sales shipped internationally was derived from sales in Asia, Europe and Canada in fiscal 2002, fiscal 2001 and fiscal 2000. Fiscal 2002 revenue from sales to Asia represented 19.5% of total revenue. No other region represented more than 10% of revenue in any of the three fiscal years.

         Operating Expenses. Operating expenses were $31.0 million, or 175.9% of total revenue, in fiscal 2002, as compared to $29.8 million, or 92.3% of total revenue, in fiscal 2001 and $21.7 million, or 97.4% of total revenue, in fiscal 2000. As a result of our decreased revenue and the continued global economic weakness in fiscal 2002, we reduced our number of employees by 40 people, or 26.1%, from August 1, 2001 to January 31, 2002. The overall reduction was achieved through workforce reductions in August and November along with other attrition. The cost reductions will not be fully reflected in our operating results until the first quarter of fiscal 2003. We anticipate that our operating expenses will be lower than the same period of last fiscal year at least for the first half of fiscal 2003 as a result of these headcount reductions and other cost saving measures.

         Cost of Imaging Systems. Cost of imaging systems consists primarily of third party hardware, principally servers, print devices, board components, finished boards and consumables, and third-party software, as well as labor and overhead. Cost of imaging systems was $9.1 million, or 77.7% of imaging systems revenue, in fiscal 2002 as compared to $12.2 million, or 44.9% of imaging systems revenue, in fiscal 2001 and $9.5 million, or 45.2% of imaging systems revenue, in fiscal 2000. The increase as a percent of imaging systems revenue in fiscal 2002 over fiscal 2001 was due to the following:

         - during fiscal 2002, we recorded non-recurring charges of $1.3 million in cost of imaging systems for the write down of print devices and other hardware components in inventory to their net realizable value, as compared to $182,000 during fiscal 2001;

         - the labor and overhead components of cost of imaging systems increased as a percentage of imaging systems revenue primarily due to a decrease in imaging systems revenue; and

         - imaging systems revenue from sales to our OEM resellers decreased as a percentage of total imaging systems revenue. Systems sold to our OEM resellers have lower levels of hardware content, and thus carry a lower cost of sales, than systems sold to our independent resellers.

Cost of imaging systems as a percent of imaging systems revenue decreased in fiscal 2001 as compared to fiscal 2000 due to an increase in OEM imaging systems revenue as a percent of total imaging systems revenue. The impact of the increase in OEM revenue as a percent of total revenue in fiscal 2001 was partially offset by an increase in the cost of imaging systems as a percent of imaging systems revenue sold through our independent resellers, as well as an increase in labor and overhead in our product assembly operations.

         Research and Development. Research and development expenses consist primarily of employee salaries and benefits, equipment depreciation, software and hardware supplies used in product development and an allocation of overhead. Research and development costs are expensed as incurred. Research and development expenses were $7.0 million in fiscal 2002, $5.1 million in fiscal 2001 and $3.5 million in fiscal 2000. Research and development expenses represented 40.0% of total revenue in fiscal 2002, 15.8% of total revenue in fiscal 2001 and 15.6% of total revenue in fiscal 2000. Research and development expenses increased approximately $2.0 million, or 38.7%, from fiscal 2001 to fiscal 2002, due in part to an increase in personnel-related expenses of $756,000 resulting from the hiring of additional research and development personnel during fiscal 2001 and the first quarter of fiscal 2002 to assist in the further development of our products. Also contributing to the increase was an increase of $734,000 in depreciation expense and $295,000 in certain project-related expenses, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to our products. Research and development expenses increased $1.6 million from fiscal 2000 to fiscal 2001 primarily due to a $1.3 million increase in personnel-related expenses as a result of hiring additional research and development personnel to assist in the development of the new series of the MicroPress, as well as the development of new products, such as M@estro. The remaining increase was primarily due to an increase in depreciation expense of $184,000 on print devices used to develop connectivity with the MicroPress. We believe that research and development spending will decrease in the near term as a result of cost-saving measures taken in the second half of fiscal 2002, including reductions in headcount.

         Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel-related expenses. Sales and marketing expenses were $10.9 million in fiscal 2002, or 62.0% of total revenue. These expenses were $9.4 million, or 29.2% of total revenue in fiscal 2001, and $6.6 million, or 29.6% of total revenue, in fiscal 2000. The increase from fiscal 2001 to fiscal 2002 was primarily due to an increase in personnel-related expenses of $799,000 as a result of the hiring of additional sales and technical support personnel during fiscal 2001 and the first quarter of fiscal 2002 to support the anticipated growth of our business. Additionally, depreciation and other facilities-related expenses increased by $527,000, primarily due to the expansion of our training and product demonstration facilities during the second half of fiscal 2001 to support the expected growth in our business. The increase from fiscal 2000 to fiscal 2001 was primarily due to an increase in personnel-related expenses of $2.3 million as a result of increases in our sales force, as well as increases in our support and training personnel. The remaining increase in fiscal 2001 was due to increases in trade show expenses, facilities-related expenses and outside services. We believe that spending on sales and marketing will decrease in the near term as a result of cost-saving measures taken in the second half of fiscal 2002, including reductions in headcount.

         General and Administrative. General and administrative expenses include employee salaries and benefits, professional service fees and employee recruiting expenses. General and administrative expenses were $3.9 million in fiscal 2002 compared to $3.1 million in fiscal 2001 and $2.2 million in fiscal 2000. The increase from fiscal 2001 to fiscal 2002 of $779,000, or 25.1%, was due to an increase in our provision for doubtful accounts. During fiscal 2002, we incurred expenses of $893,000 due to an increase in our provision for doubtful accounts due to our concerns about the ultimate collectibility of sales to certain of our independent resellers. The provision for doubtful accounts was $140,000 in fiscal 2001. The increase in general and administrative expense of $938,000, or 43.4%, from fiscal 2000 to fiscal 2001 was primarily due to increases in expenses related to being a publicly-traded company of $342,000 and increases in salaries and benefits expenses of $291,000. We believe that our general and administrative expenses will decrease in the near term as a result of cost-saving measures taken in the second half of fiscal 2002, including reductions in headcount.

         Interest Income, Net. Interest income, net, was $673,000 in fiscal 2002, $1.6 million in fiscal 2001 and $117,000 in fiscal 2000. The decrease in interest income during fiscal 2002 was due to a decrease in cash available for short-term investments during the year, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates from the prior year. The increase in interest income in fiscal 2001 from fiscal 2000 was due to an increase in the funds available for short-term investments as a result of our initial public offering. Upon completion of our initial public offering in January 2000, we received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Income Tax Expense (Benefit). In fiscal 2002, we recorded income tax expense of $2.7 million, resulting from the recognition of a valuation allowance for the balance of our deferred tax assets at January 31, 2002 of $7.2 million net of tax benefits recorded at our effective tax rate as a result of losses during fiscal 2002. In fiscal 2001, we recognized a $2.2 million benefit for income taxes, which included the recognition of $2.4 million in deferred income tax assets offset by a $198,000 current provision for alternative minimum income taxes. The deferred income tax benefit represents the remainder of our net operating losses for income taxes and other deferred income tax assets, which had previously been fully offset by a valuation allowance. In fiscal 2000, we recorded a current provision for alternative minimum income taxes of $25,000.

         Net Income (Loss) and Net Income (Loss) per Share. We recorded a net loss of $15.4 million in fiscal 2002 versus net income of $6.3 million in fiscal 2001 and $677,000 in fiscal 2000. We recognized a diluted loss per share of $1.25 per share in fiscal 2002 as compared to diluted earnings per share of $0.49 per share in fiscal 2001 and $0.07 per share in fiscal 2000. As discussed above, the fiscal 2002 net loss and the fiscal 2001 net income included significant non-recurring tax adjustments and the fiscal 2000 net income only included alternative minimum income taxes. The following table calculates pro forma net income (loss) and pro forma net income (loss) per share by applying a tax rate of 36% to actual income (loss) before income tax expense (benefit) in order to compare earnings for the three fiscal years excluding the impact of the tax adjustments recorded in fiscal 2002 and fiscal 2001. The tax rate of 36% is an estimate of our fully-taxed effective tax rate. These pro forma numbers are not intended to be indicative of future operating results.



                                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                                              --------------------------------------
                                                                               2002             2001           2000
                                                                              --------         -------        ------
PRO FORMA INFORMATION:
Income (loss) before income tax  expense (benefit) ...................        $(12,695)        $ 4,105        $  702
Pro forma income tax expense (benefit) ...............................          (4,570)          1,478           253
                                                                              --------         -------        ------
Pro forma net income (loss) ..........................................        $ (8,125)        $ 2,627        $  449
                                                                              ========         =======        ======
Pro forma net income (loss)  per common share -
              Diluted ................................................        $  (0.66)        $  0.20        $ 0.05
                                                                              ========         =======        ======
Weighted average shares outstanding - Diluted ........................          12,257          12,886         9,861
                                                                              ========         =======        ======



LIQUIDITY AND CAPITAL RESOURCES

         From inception, we have funded our operations and investments in property and equipment primarily through the sale of equity securities. In January 2000, we completed our initial public offering and received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

         Prior to our initial public offering, we funded our operations primarily through the private placement of preferred stock totaling about $16.1 million. We also obtained additional funding through the private placement of our common stock primarily with our founders, other employees and private investors. Prior to our initial public offering, we received $1.2 million through the sale of common stock. During fiscal 2002 and fiscal 2001, we received $630,000 from the sale of common stock under our employee stock plans. We had no other sales of stock during fiscal 2002 or fiscal 2001.

         Net cash used in operating activities in fiscal 2002 was $11.3 million as compared to net cash provided by operating activities in fiscal 2001 of $2.0 million and net cash used in operating activities of $1.1 million in fiscal 2000. Net cash used in operating activities in fiscal 2002 was the result of the net loss of $15.4 million in fiscal 2002. Net cash provided by operating activities was the result of $6.3 million of net income recorded in fiscal 2001, offset by increases in receivables and inventories as a result of the increase in our sales and cost of imaging systems during fiscal 2001. Net cash used in operating activities increased in fiscal 2000 as a result of increases in receivables and inventories.

         Net cash used for investing activities was $2.2 million is fiscal 2002, $3.0 million in fiscal 2001 and $570,000 in fiscal 2000, reflecting purchases of property and equipment. The decrease in purchases of property and equipment from fiscal 2001 to fiscal 2002 was primarily the result of fiscal 2001 spending on leasehold improvements and equipment for a newly leased operations and training center in Norcross, Georgia, and for the expansion of office space in our main office building. The remaining decrease was the result of the curtailment of purchases of property and equipment in fiscal 2002 due in part to the decrease in our number of employees. In addition to our purchases of property and equipment in fiscal 2002, we capitalized $2.4 million in print devices received from our OEM resellers for partial payment of engineering service fees. We capitalized $863,000 worth of such equipment in fiscal 2001. We anticipate that we will continue spending on capital expenditures consistent with our growth in operations, infrastructure and personnel, although we have no plans for significant expenditures related to the expansion of our facilities in the current fiscal year.

        We have a $5.0 million secured revolving line of credit from a bank, which expires on October 15, 2002. There were no borrowings against this line of credit at January 31, 2002 or 2001. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2002. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

        At January 31, 2001, we had an unused $200,000 letter of credit from a bank under an additional credit facility. Both the letter of credit and that additional credit facility expired on January 10, 2002. As security for the letter of credit, we were required to maintain a certificate of deposit for $200,000. The certificate of deposit was classified as restricted cash at January 31, 2001.

         Net cash provided by financing activities was $318,000 in fiscal 2002 as compared to net cash used in financing activities of $81,000 in fiscal 2002 and net cash provided by financing activities of $27.0 million in fiscal 2000. The net cash provided by financing activities in fiscal 2002 represented the proceeds from sales of common stock through our employee stock plans as well as a decrease in restricted cash used to secure a letter of credit, which expired in fiscal 2002. The net cash used in fiscal 2001 was the result of the settlement of a bank overdraft outstanding at the beginning of the fiscal year along with the payment of additional costs from our initial public offering in fiscal 2000. These uses of cash in fiscal 2001 were offset by the proceeds from the sales of our common stock through our employee stock plans. Fiscal 2000 financing activities include our initial public offering, as well as the private placement of 222,222 shares of series D preferred stock at $4.50 per share in May 1999.

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

         T/R Systems, Inc. has two wholly-owned foreign subsidiaries, T/R Systems Canada Inc. and T/R Systems (Holland) B.V., which we maintain for regulatory and tax compliance in foreign jurisdictions. The results of operations, cash flows and balance sheets of these subsidiaries are consolidated in our financial statements and all significant intercompany transactions and balances are eliminated in consolidation. We have no other subsidiaries which are not consolidated, nor do we have any structured-finance or other special-purpose entities. Additionally, we did not enter into any significant off-balance sheet arrangements or transactions during any of the fiscal years discussed herein.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 133 was amended by SFAS No. 137 and No. 138 and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133, as amended, effective February 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations because we do not have any significant derivative instruments or hedging activities.

         In December 1999, the SEC issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101, as amended, in the fourth fiscal quarter of fiscal 2001. The effect of the adoption of SAB No. 101 was not material.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have an impact on our consolidated financial statements because we have not entered into any business combinations and do not have any assets covered by SFAS No. 142.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No.
30. SFAS No. 144 is effective beginning February 1, 2002 for the first quarter of fiscal 2003, and is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe our exposure to market rate fluctuations on our cash equivalents is minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of January 31, 2002, we had no borrowings under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure or any other exposures.

         A significant portion of our revenue is derived from sales shipped internationally. Currently, substantially all of our sales shipped internationally are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information with respect to this item is contained in our audited consolidated financial statements presented elsewhere is this annual report on Form 10-K as indicated on the index to the audited consolidated financial statements below.

                                                                                             Page
                                                                                             ----
Independent Auditors' Report ........................................................        F-2
Consolidated Balance Sheets as of
    January 31, 2002 and  2001 ......................................................        F-3
Consolidated Statements of Operations for the
    Years Ended January 31, 2002, 2001 and 2000 .....................................        F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the
    Years Ended January 31, 2002,  2001 and 2000 ....................................        F-5
Consolidated Statements of Cash Flows for the
    Years Ended January 31, 2002, 2001 and 2000 .....................................        F-6
Notes to Consolidated Financial Statements ..........................................        F-7



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information in Part I of this annual report on Form 10-K under the caption "Executive Officers of the Registrant" is incorporated by reference herein. The information required by this item with respect to directors and
Section 16(a) reporting is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed with the SEC (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the captions "Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of Form 10-K:

                  (1)      Consolidated Financial Statements

                           The information required by this item is included on pages F-1 through F-16 of this annual report on Form 10-K as specified in the index on page F-1.

                  (2)      Financial Statement Schedules

                           Schedule II -- Valuation and Qualifying Accounts

                           No additional financial statement schedules are required to be presented.

                  (3)      Exhibits


       Exhibit
        Number                            Description of Exhibit
       -------                            ----------------------
         3.1      --       Restated Articles of Incorporation of T/R Systems,
                           Inc. (incorporated by reference to Exhibit 3.1 to the
                           Company's annual report on Form 10-K for the year
                           ended January 31, 2001)

         3.1.1    --       Certificate of Designation, Preferences and Rights of
                           Series A Junior Participating Preferred Stock of T/R
                           Systems, Inc. (incorporated by reference to Exhibit
                           3.1.1 to the Company's annual report on Form 10-K for
                           the year ended January 31, 2001)

         3.2      --       Amended and Restated Bylaws of T/R Systems, Inc.
                           (incorporated by reference to Exhibit 3.2 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         4.1      --       Second Amended and Restated Registration Rights
                           Agreement, dated March 31, 1997, among the Company
                           and the Shareholders named therein, as amended by
                           First Amendment to Stock Purchase Agreement, Second
                           Amended and Restated Shareholders' Agreement and
                           Second Amended and Restated Registration Rights
                           Agreement, dated June 20, 1997, among the Company and
                           the Shareholders named therein (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           registration statement on Form S-1, File No.
                           333-88439)

         4.2      --       Registration Rights Agreement, dated June 29, 1998,
                           among the Company and the Shareholders named therein
                           (incorporated by reference to Exhibit 4.2 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         4.3      --       1999 Registration Rights Agreement, dated September
                           10, 1999, by and among the Company and the
                           Shareholders named therein (incorporated by reference
                           to Exhibit 4.3 to the Company's registration
                           statement on Form S-1, File No. 333-88439)

         4.4      --       Rights Agreement, dated as of November 9, 2000, by
                           and between T/R Systems, Inc. and EquiServe Trust
                           Company, N. A., as rights agent (incorporated by
                           reference to Exhibit 4.1 to the Company's
                           registration statement on Form 8-A, File No.
                           000-29045)

         10.1*    --       T/R Systems, Inc. 1992 Stock Option Plan
                           (incorporated by reference to Exhibit 4 to the
                           Company's registration statement on Form S-8, File
                           No. 333-36910)

         10.2*    --       T/R Systems, Inc. 1994 Stock Option Plan
                           (incorporated by reference to Exhibit 4 to the
                           Company's registration statement on Form S-8, File
                           No. 333-36918)

         10.3*    --       T/R Systems, Inc. 1994 Associates Stock Option Plan
                           (incorporated by reference to Exhibit 4 to the
                           Company's registration statement on Form S-8, File
                           No. 333-63012)

         10.4*    --       T/R Systems, Inc. 1995 Stock Option Plan
                           (incorporated by reference to Exhibit 4 to the
                           Company's registration statement on Form S-8, File
                           No. 333-36934)

         10.5*    --       T/R Systems, Inc. 1999 Stock Option Plan
                           (incorporated by reference to Exhibit 4 to the
                           Company's registration statement on Form S-8, File
                           No. 333-63022)


         10.6     --       Loan and Security Agreement, dated as of October 17,
                           1997, by and between Silicon Valley Bank and T/R
                           Systems, Inc., as amended by Loan Modification
                           Agreement, dated as of March 31, 1998, by and between
                           T/R Systems, Inc. and Silicon Valley Bank, as further
                           amended by Second Loan Modification Agreement, dated
                           as of October 16, 1998, by and between T/R Systems,
                           Inc. and Silicon Valley Bank, as further amended by
                           Third Loan Modification Agreement, dated as of
                           January 18, 1999, by and between T/R Systems, Inc.
                           and Silicon Valley Bank, and as further amended by
                           Letter Agreement, dated as of February 2, 1999
                           (incorporated by reference to Exhibit 10.6 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         10.7*    --       Letter Agreement with Mike Kohlsdorf, dated September
                           6, 1996, as amended by Letter Agreement with Mike
                           Kohlsdorf, dated December 17, 1997 (incorporated by
                           reference to Exhibit 10.7 to the Company's
                           registration statement on Form S-1, File No.
                           333-88439)

         10.8*    --       Employment Agreement, dated as of September 1, 1992,
                           by and between T/R Systems, Inc. and E. Neal Tompkins
                           (incorporated by reference to Exhibit 10.8 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         10.9     --       Indemnification Agreement, dated as of March 4, 1994,
                           by and between T/R Systems, Inc. and E. Neal Tompkins
                           (incorporated by reference to Exhibit 10.9 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         10.11    --       Indemnification Agreement, dated as of March 4, 1994,
                           by and between T/R Systems, Inc. and Charles H.
                           Phipps (incorporated by reference to Exhibit 10.11 to
                           the Company's registration statement on Form S-1,
                           File No. 333-88439)

         10.12+   --       Reseller Agreement, dated as of September 18, 1997,
                           by and between T/R Systems, Inc. and Mita Industrial
                           Co., Ltd., as amended by First Addendum to Reseller
                           Agreement, dated as of September 17, 1998, by and
                           between T/R Systems, Inc. and Mita Industrial Co.,
                           Ltd. (incorporated by reference to Exhibit 10.12 to
                           the Company's registration statement on Form S-1,
                           File No. 333-88439)

         10.13+   --       Supply Agreement, dated as of January 28, 1999, by
                           and between Minolta Co., Ltd. and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.13 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         10.14+   --       Agreement, dated as of April 1, 1999, by and between
                           Hitachi Koki Imaging Solutions, Inc. and T/R Systems,
                           Inc. (incorporated by reference to Exhibit 10.14 to
                           the Company's registration statement on Form S-1,
                           File No. 333-88439)

         10.15+   --       Agreement, dated as of September 1, 1999, by and
                           between Ricoh Corporation and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.15 to the
                           Company's registration statement on Form S-1, File
                           No. 333-88439)

         10.16    --       Fourth Loan Modification Agreement, dated as of
                           October 15, 1999, by and between T/R Systems, Inc.
                           and Silicon Valley Bank (incorporated by reference to
                           Exhibit 10.16 to the Company's registration statement
                           on Form S-1, File No. 333-88439)

         10.17+   --       Master Assembly and Distribution Agreement, dated as
                           of February 19, 2000, by and between Toshiba America
                           Business Solutions, Inc. and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.17 to the
                           Company's annual report on Form 10-K for the year
                           ended January 31, 2000)

         10.18+   --       Master Assembly and Distribution Agreement, dated
                           July 27, 2000, by and between IKON Office Solutions,
                           Inc. and T/R Systems, Inc. (incorporated by reference
                           to Exhibit 10.18 to the Company's quarterly report on
                           Form 10-Q for the quarter ended July 31, 2000)

         10.19+   --       Second Addendum to Reseller Agreement, dated as of
                           August 1, 2000, by and between T/R Systems, Inc. and
                           Kyocera Mita Corporation (formerly Mita Industrial
                           Co., Ltd.) (incorporated by reference to Exhibit
                           10.19 to the Company's quarterly report on Form 10-Q
                           for the quarter ended October 31, 2000)

         10.20    --       Loan Modification Agreement, dated as of October 11,
                           2000, by and between Silicon Valley Bank and T/R
                           Systems, Inc. (incorporated by reference to Exhibit
                           10.20 to the Company's quarterly report on Form 10-Q
                           for the quarter ended October 31, 2000)

         10.21    --       Loan Modification Agreement, dated as of December 19,
                           2000, by and between Silicon Valley Bank and T/R
                           Systems, Inc. (incorporated by reference to Exhibit
                           10.21 to the Company's annual



                           report on Form 10-K for the year ended January 31,
                           2001)

         10.22+   --       Master Development Agreement, dated as of April 10,
                           2000 (signed January 2001), by and between Minolta
                           Co., Ltd. and T/R Systems, Inc. (incorporated by
                           reference to Exhibit 10.22 to the Company's annual
                           report on Form 10-K for the year ended January 31,
                           2001)

         10.22.1+ --       Addendum to Master Development Agreement, dated as of
                           April 10, 2000 (signed January 2001), by and between
                           Minolta Co., Ltd. and T/R Systems, Inc. (incorporated
                           by reference to Exhibit 10.22.1 to the Company's
                           annual report on Form 10-K for the year ended January
                           31, 2001)

         10.22.2+ --       Addendum to Master Development Agreement, dated as of
                           November 20, 2000 (signed January 2001), by and
                           between Minolta Co., Ltd. and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.22.2 to the
                           Company's annual report on Form 10-K for the year
                           ended January 31, 2001)

         10.22.3+ --       Addendum to Master Development Agreement, dated as of
                           November 20, 2000 (signed January 2001), by and
                           between Minolta Co., Ltd. and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.22.3 to the
                           Company's annual report on Form 10-K for the year
                           ended January 31, 2001)

         10.23+ --         Master Assembly and Distribution Agreement, dated
                           January 31, 2001, by and between Kyocera Mita America
                           and T/R Systems, Inc. (incorporated by reference to
                           Exhibit 10.23 to the Company's annual report on Form
                           10-K for the year ended January 31, 2001)

         10.24+ --         Software Development and License Agreement, dated
                           July 31, 2001, by and between Xerox Corporation and
                           T/R Systems, Inc. (incorporated by reference to
                           Exhibit 10.24 to the Company's quarterly report on
                           Form 10-Q for the quarter ended July 31, 2001)

         10.25+ --         Software & Hardware Development Agreement, effective
                           as of January 1, 2001 (signed August 2001), by and
                           between Canon Inc. and T/R Systems, Inc.
                           (incorporated by reference to Exhibit 10.25 to the
                           Company's quarterly report on Form 10-Q for the
                           quarter ended October 31, 2001)

         10.26 --          Loan Modification Agreement, dated as of January 8,
                           2002, by and between Silicon Valley Bank and T/R
                           Systems, Inc.

         21.1 --           Subsidiaries of the registrant (incorporated by
                           reference to Exhibit 21.1 to the Company's annual
                           report on Form 10-K for the year ended January 31,
                           2001)

         23.1 --           Consent of Deloitte & Touche LLP


----------
+ Confidential treatment has been requested with respect to portions of this exhibit
*        Management agreement or compensatory plan


         (b)      Reports on Form 8-K

         There were no reports filed on Form 8-K for the quarter ended January 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on April 16, 2002.



                                       T/R SYSTEMS, INC.

                                       By:     /s/ Michael E. Kohlsdorf
                                          -------------------------------------
                                                   Michael E. Kohlsdorf
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              SIGNATURE                                           TITLE                                           DATE
              ---------                                           -----                                           ----

       /s/ Michael E. Kohldorf                  President and Chief Executive Officer (Principal              April 16, 2002
 -----------------------------------            Executive Officer)
           Michael E. Kohlsdorf

         /s/ Lyle W. Newkirk                    Senior Vice President, Chief Financial Officer,               April 16, 2002
 -----------------------------------            Secretary and Treasurer (Principal Financial Officer
             Lyle W. Newkirk                    and Principal Accounting Officer)

        /s/ Charles H. Phipps                   Director                                                      April 16, 2002
 -----------------------------------
            Charles H. Phipps

       /s/ C. Harold Gaffin                     Director                                                      April 16, 2002
 -----------------------------------
           C. Harold Gaffin

       /s/ Philip T. Gianos                     Director                                                      April 16, 2002
 -----------------------------------
           Philip T. Gianos

       /s/ Kevin J. McGarity                    Director                                                      April 16, 2002
 -----------------------------------
           Kevin J. McGarity

       /s/ Barbara A. Pellow                    Director                                                      April 16, 2002
 -----------------------------------
           Barbara A. Pellow

        /s/ Peter S. Sealey                     Director                                                      April 16, 2002
 -----------------------------------
            Peter S. Sealey

        /s/ E. Neal Tompkins                    Director                                                      April 16, 2002
  -----------------------------------
            E. Neal Tompkins


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
   Independent Auditors' Report........................................   F-2
   Consolidated Balance Sheets as of
       January 31, 2002 and 2001 ......................................   F-3
   Consolidated Statements of Operations for the
       Years Ended January 31, 2002, 2001 and 2000.....................   F-4
   Consolidated Statements of Shareholders' Equity (Deficit) for the
       Years Ended January 31, 2002, 2001 and 2000.....................   F-5
   Consolidated Statements of Cash Flows for the
       Years Ended January 31, 2002, 2001 and 2000.....................   F-6
   Notes to Consolidated Financial Statements..........................   F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of T/R Systems, Inc.:

We have audited the accompanying consolidated balance sheets of T/R Systems, Inc. and subsidiaries (the "Company") as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed at Item 14 of this annual report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 25, 2002

                                T/R SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             JANUARY 31,
                                                                                     ---------------------------
                                                                                       2002               2001
                                                                                     --------           --------
                                    ASSETS
Current Assets:
  Cash and cash equivalents ...............................................          $ 13,026           $ 26,194
  Restricted cash .........................................................                --                200
  Receivables, net of allowance of $389 and $300, respectively ............             4,667              7,074
  Inventories, net ........................................................             4,108              4,817
  Deferred income taxes ...................................................                --                944
  Prepaid expenses and other ..............................................               287                501
                                                                                     --------           --------
        Total current assets ..............................................            22,088             39,730

Property and equipment, net ...............................................             6,400              3,979

Deferred income taxes .....................................................               --               1,682
                                                                                     --------           --------
                                                                                     $ 28,488           $ 45,391
                                                                                     ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ........................................................          $  2,386           $  2,992
  Deferred revenue ........................................................               456                803
  Accrued salaries and wages ..............................................               883              1,485
  Income taxes payable ....................................................                78                 50
  Other liabilities .......................................................               710                865
                                                                                     --------           --------
        Total current liabilities .........................................             4,513              6,195

Commitments (Note 9)

Shareholders' Equity:
  Preferred stock, $0.01 par value, 12,000,000 shares
    authorized, 880,000 shares designated as Series A
    Junior Participating Preferred Stock, none issued or ..................                --                 --
outstanding
  Common stock, $0.01 par value, 88,000,000 shares authorized,
    12,295,903 and 12,214,634 shares issued and outstanding,
    respectively...........................................................               123                122
  Additional paid-in capital ..............................................            43,532             43,415
  Deferred compensation ...................................................                --                (28)
  Accumulated deficit .....................................................           (19,680)            (4,313)
                                                                                     --------           --------
        Total shareholders' equity ........................................            23,975             39,196
                                                                                     --------           --------
                                                                                     $ 28,488           $ 45,391
                                                                                     ========           ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED JANUARY 31,
                                                                ----------------------------------------------

                                                                  2002               2001               2000
                                                                --------           --------           --------
Imaging systems ......................................          $ 11,772           $ 27,093           $ 20,969
Services .............................................             5,846              5,153              1,353
                                                                --------           --------           --------
        Total revenue ................................            17,618             32,246             22,322

Operating expenses:
  Cost of imaging systems ............................             9,141             12,166              9,487
  Research and development ...........................             7,042              5,078              3,488
  Sales and marketing ................................            10,923              9,418              6,599
  General and administrative .........................             3,880              3,101              2,163
                                                                --------           --------           --------
        Total operating expenses .....................            30,986             29,763             21,737
                                                                --------           --------           --------

Operating income (loss) ..............................           (13,368)             2,483                585

Interest income, net .................................               673              1,622                117
                                                                --------           --------           --------

Income (loss) before provision (benefit)
        for income taxes .............................           (12,695)             4,105                702
Provision (benefit) for income taxes .................             2,672             (2,229)                25
                                                                --------           --------           --------

Net income (loss) ....................................          $(15,367)          $  6,334           $    677
                                                                ========           ========           ========

Net income (loss) per common share-- Basic ...........          $  (1.25)          $   0.53           $   0.25
                                                                ========           ========           ========

Net income (loss) per common share-- Diluted .........          $  (1.25           $   0.49           $   0.07
                                                                ========           ========           ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        SERIES D
                                     PREFERRED STOCK      COMMON STOCK     ADDITIONAL
                                     ---------------   -----------------    PAID-IN       DEFERRED    ACCUMULATED
                                      SHARES  AMOUNT    SHARES    AMOUNT    CAPITAL     COMPENSATION    DEFICIT       TOTAL
                                     -------  ------   --------  -------  -----------   ------------  -----------    --------
Balance -- January 31, 1999........                      2,497   $  25    $  1,154         $(93)      $ (11,324)     $(10,238)
  Issuance of series D
    preferred stock at $4.50
    per share, net of
    issuance costs of $5...........     222   $  2                             993                                        995
  Stock option exercises...........                        288       3         202                                        205
  Accretion of redeemable
    convertible preferred
    stock..........................                                            (22)                                       (22)
  Issuance of common stock
    in initial public offering,
    net of offering costs of
    $3,265.........................                      2,880      29      25,506                                     25,535
  Conversion of preferred
    stock to common................    (222)    (2)      6,068      60      15,006                                     15,064
  Amortization of deferred
    compensation...................                                                           33                           33
  Net income.......................                                                                         677           677
                                       ----   ----     -------   -----    --------         -----      ---------      --------
Balance -- January 31, 2000 .......      --     --      11,733     117      42,839           (60)       (10,647)       32,249
  Stock option exercises...........                        471       5         438                                        443
  Employee stock purchase
    plan exercises.................                         11      --          69                                         69
  Tax benefit from the
    exercise of stock options......                                            200                                        200
  Additional offering costs of
    initial public offering........                                           (131)                                      (131)
  Amortization of deferred
    compensation...................                                                           32                          32
  Net income.......................                                                                       6,334         6,334
                                       ----   ----     -------   -----    --------         -----      ---------      --------
Balance -- January 31, 2001 .......      --     --      12,215     122      43,415          (28)         (4,313)       39,196
  Stock option exercises...........                         57       1          55                                         56
  Employee stock purchase
    plan exercises.................                         24      --          62                                         62
  Amortization of deferred
    compensation...................                                                           28                           28
  Net loss.........................                                                                     (15,367)      (15,367)
                                       ----   ----     -------   -----    --------         -----      ---------      --------
Balance -- January 31, 2002 .......      --   $ --      12,296   $ 123    $ 43,532         $  --      $ (19,680)     $ 23,975
                                       ====   ====     =======   =====    ========         =====      =========      ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                           ----------------------------------------------
                                                                             2002               2001               2000
                                                                           --------           --------           --------
Operating Activities:

  Net income (loss) .............................................          $(15,367)          $  6,334           $    677
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation ...............................................             2,197                949                523
     Deferred compensation expense ..............................                28                 32                 33
     Changes in assets and liabilities:
        Decrease (increase) in receivables ......................                12             (3,278)            (2,067)
        Decrease (increase) in inventories ......................               709             (1,338)            (1,656)
        Decrease (increase) in prepaid expenses
       and other assets .........................................               214                (26)              (284)
        Decrease (increase) in deferred income tax assets .......             2,626             (2,426)                --
        (Decrease) increase in accounts payable .................              (606)             1,721               (410)
        (Decrease) increase in deferred revenue .................              (347)              (224)               868
        (Decrease) increase in accrued salaries and wages .......              (602)                97                814
        (Decrease) increase in other liabilities ................              (127)               140                401
                                                                           --------           --------           --------
Net cash (used in) provided by operating activities .............           (11,263)             1,981             (1,101)
Investing Activities:
   Purchases of property and equipment ..........................            (2,223)            (3,020)              (570)
Financing Activities:
   Decrease in restricted cash ..................................               200                 --                 --
   Other short-term borrowings ..................................                --                 --                (27)
   Principal repayments on long term debt .......................                --                 --               (151)
   (Decrease) increase in bank overdrafts .......................                --               (462)               462
   Proceeds from sale of common stock ...........................               118                512                205
   (Costs of) proceeds from initial public offering .............                --               (131)            25,535
   Proceeds from sale of series D preferred stock ...............                --                 --                995
                                                                           --------           --------           --------
Net cash provided by (used in) financing activities .............               318                (81)            27,019
                                                                           --------           --------           --------
Net (decrease) increase in cash and cash equivalents ............           (13,168)            (1,120)            25,348
Cash and Cash Equivalents:
  Beginning of year .............................................            26,194             27,314              1,966
                                                                           --------           --------           --------
  End of year ...................................................          $ 13,026           $ 26,194           $ 27,314
                                                                           ========           ========           ========
Cash paid for interest ..........................................          $     --           $     --           $     14
                                                                           ========           ========           ========
Cash paid for income taxes ......................................          $     83           $    173           $     --
                                                                           ========           ========           ========

Supplemental Disclosure of Non-cash Investing
Activities:
  Equipment received for payment of engineering fees ............          $  2,395           $    863           $     --
                                                                           ========           ========           ========

                 See notes to consolidated financial statements

                                T/R SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

         T/R Systems, Inc. was incorporated in Georgia in September 1991. We design, develop and market innovative software and hardware applications designed to help organizations manage, store, distribute and produce digital documents. We distribute our products in the United States and internationally primarily through distribution relationships with Hitachi Koki Imaging Solutions, Inc., IKON Office Solutions, Inc., Kyocera Mita America, Inc., Lanier Worldwide, Inc., M.G.I. SA, Minolta Co., Ltd., Ricoh Corporation, Toshiba America Business Solutions, Inc. and Xerox Corporation, as well as through our network of independent dealers.

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

         Revenue Recognition -- Imaging systems revenue is recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet customers' objectives, such as our Digital StoreFront application, is recognized upon completion of the required customization.

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

         Receivables, Net -- Receivables, net include unbilled engineering service fees of $2.1 million at January 31, 2002 and $1.4 million at January 31, 2001. The revenue recognition process for these nonrecurring engineering fees was complete, but we could not bill the customers due to contractual terms.

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

         Accounts Payable -- Accounts Payable are valued at cost.

         Income Taxes -- Deferred tax assets and liabilities are determined for differences between the financial reporting basis and income tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

         Stock-Based Compensation -- We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, Statement No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements.

         Net Income or Loss Per Common Share -- Net income or loss per common share is computed based on the guidance in SFAS No. 128, Earnings Per Share. Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options and convertible preferred stock; see note 12.

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

         Comprehensive Income -- We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components, including revenues, expenses, gains and losses in a full set of general purpose financial statements.

         Fair Value of Financial Instruments -- The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values, due to the short-term nature of these instruments.

         New Accounting Pronouncements-- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, SFAS No. 133 was amended by SFAS No. 137 and No. 138 and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, some contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133, as amended, effective February 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations because we do not have any significant derivative instruments.

         In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101, as amended by SAB No. 101B, is effective beginning in the fourth quarter of fiscal years beginning after December 15, 1999. We adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 and have determined that the effect of SAB No. 101 is not material.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards are not expected to have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No.142.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No.
30. SFAS No. 144 is effective beginning February 1, 2002 for the first quarter of fiscal 2003, and is not expected to have a material impact on our consolidated financial statements.

         Reclassifications - Certain amounts in fiscal 2001 and fiscal 2000 have been reclassified to conform to the fiscal 2002 financial statement presentation.

3. INVENTORIES

         Inventories at January 31, 2002 and 2001 consisted of the following:

                                                                       JANUARY 31,
                                                                  ----------------------
                                                                   2002            2001
                                                                  ------          ------
                                                                      (IN THOUSANDS)
               Components and supplies .................           3,715          $3,980
               Finished goods ..........................           1,355           1,336
                                                                  ------          ------
                                                                   5,070           5,316
               Less reserve for potential losses .......             962             499
                                                                  ------          ------
                                                                  $4,108          $4,817
                                                                  ======          ======

4. PROPERTY AND EQUIPMENT

         Property and equipment at January 31, 2002 and 2001 consisted of the following:

                                                                        JANUARY 31,
                                                                  ------------------------
                                                                   2002             2001
                                                                  -------          -------
                                                                       (IN THOUSANDS)
               Furniture and fixtures ..................          $ 1,462          $ 1,253
               Equipment and software ..................            7,878            4,281
               Leasehold improvements ..................            1,202            1,088
                                                                  -------          -------
                                                                   10,542            6,622
               Less accumulated depreciation ...........            4,142            2,643
                                                                  -------          -------
                                                                  $ 6,400          $ 3,979
                                                                  =======          =======

         Depreciation expense was $2,197,000 in fiscal 2002, $949,000 in fiscal 2001 and $523,000 in fiscal 2000.

5. INCOME TAXES

         Income (loss) before income taxes for the years ended January 31, 2002, 2001 and 2000 consisted of the following:

                                                                                   YEAR ENDED JANUARY 31,
                                                                         -----------------------------------------
                                                                           2002              2001            2000
                                                                         --------           ------          ------
                                                                                       (IN THOUSANDS)
         Domestic .............................................          $(12,776)          $4,059          $  673
         Foreign ..............................................                81               46              29
                                                                         --------           ------          ------
         Income (loss) before income taxes ....................          $(12,695)          $4,105          $  702
                                                                         ========           ======          ======

         Provision (benefit) for income taxes for the years ended January 31, 2002, 2001 and 2000 consisted of the following:

                                                                             YEAR ENDED JANUARY 31,
                                                                  -------------------------------------------
                                                                   2002               2001              2000
                                                                  -------           -------           -------
                                                                                 (IN THOUSANDS)
         Current:
                    Federal ............................          $    --           $   161           $    25
                    State ..............................               13                30                --
                    Foreign ............................               32                 7                --
                                                                  -------           -------           -------
                                                                       45               198                25
         Deferred:
                    Federal and state ..................           (4,622)            1,371               182
                    Foreign ............................               --                --                --
                    Change in valuation allowance ......            7,249            (3,798)             (182)
                                                                  -------           -------           -------

                                                                    2,627            (2,427)               --
                                                                  -------           -------           -------

         Provision (benefit) for income taxes ..........          $ 2,672           $(2,229)          $    25
                                                                  =======           =======           =======

         For the years ended January 31, 2002, 2001 and 2000, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to income (loss) before income taxes and the actual tax expense follows:

                                                                                            YEAR ENDED JANUARY 31,
                                                                                  -------------------------------------------
                                                                                   2002              2001              2000
                                                                                  -------           -------           -------
                                                                                                 (IN THOUSANDS)
               Income tax (benefit) expense at statutory rate ..........          $(4,316)          $ 1,396           $   239
               State income tax (benefit) expense, net of
                    federal income tax benefit .........................             (376)              123                21
               Change in valuation allowance ...........................            7,249            (3,798)             (182)
               Unrepatriated foreign earnings ..........................               28                --                --
               Permanent differences ...................................               46                83                27
               Nondeductible financing costs ...........................               --                --               (89)
               Rate differential - Foreign .............................                3                --                --
               Other ...................................................               38               (33)                9
                                                                                  -------           -------           -------

               Provision (benefit) for income taxes ....................          $ 2,672           $(2,229)          $    25
                                                                                  =======           =======           =======

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets at January 31, 2002 and 2001 are summarized below:

                                                                                       JANUARY 31,
                                                                                -------------------------
                                                                                 2002               2001
                                                                                -------           -------
                                                                                      (IN THOUSANDS)
               Current deferred tax assets:
                            Accounts receivable ......................          $   144           $   111
                            Accrued liabilities ......................              148               416
                            Deferred revenue .........................              166               223
                            Inventory ................................              356               194
                                                                                -------           -------

                            Total current deferred tax assets ........              814               944
                                                                                -------           -------

               Long term deferred tax assets:
                            Net operating loss carryforwards .........            6,078             1,164
                            Deferred rent ............................               31                14
                            Other assets .............................              248               259
                            Property and equipment ...................               78               245
                                                                                -------           -------

                            Total long-term deferred tax assets ......            6,435             1,682
                                                                                -------           -------

               Total deferred tax assets .............................            7,249             2,626
                                                                                -------           -------

               Valuation allowance ...................................           (7,249)               --
                                                                                -------           -------

               Net deferred tax assets ...............................          $    --           $ 2,626
                                                                                =======           =======

         During the fourth quarter of fiscal 2002, we recorded a valuation allowance of $7.2 million to fully offset the balance of our deferred tax assets at January 31, 2002. We recorded this valuation allowance as a result of recent evidence, principally our recent loss history, which led us to believe that the future realization of our deferred tax assets was not likely in the near future.

         During the fourth quarter of fiscal 2001, we recognized a $2.4 million deferred income tax benefit in our results of operations. Additionally, we recognized a $200,000 deferred tax asset for the tax benefits related to the exercise of employee stock options through a corresponding increase to our additional paid-in capital. These amounts represented the remainder of our net operating losses for income taxes and other deferred tax assets at January 31, 2001, which had previously been fully offset by a valuation allowance. In determining whether or not to provide a valuation allowance for our deferred tax assets, we consider both positive and negative evidence and give greater weight to evidence that is objectively verifiable. In the fourth quarter of fiscal 2001, we concluded that the realization of these deferred tax assets was more likely than not based on the level of current year taxable income, the absence of cumulative net operating losses for the past three years, anticipated future operating results and the amount and expiration dates of our net operating loss carryforwards. In prior periods, we concluded that the realization of our deferred tax assets was not more likely than not and fully offset our deferred tax assets with a valuation allowance.

         At January 31, 2002, we had approximately $5.5 million in federal income tax net operating loss carryforwards available to offset future income taxes payable which, if not utilized, expire beginning in 2016 through 2022. The utilization of these net operating loss carryforwards depends primarily on the recognition of taxable income in future years. Our net operating loss carryforwards and related expiration dates are summarized below:

                   YEAR OF EXPIRATION -
                  YEAR ENDING JANUARY 31,          AMOUNT
                  -----------------------          ------
                                               (IN THOUSANDS)
                           2016                    $1,625
                           2017                       674
                           2018                     1,075
                           2019                        64
                           2022                     2,090

6. CREDIT FACILITY

         We have a $5.0 million secured revolving line of credit from a bank, which expires on October 15, 2002. There were no borrowings against this line of credit at January 31, 2002 or 2001. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at January 31, 2002. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

         At January 31, 2001, we had an unused $200,000 letter of credit from a bank under an additional credit facility. Both the letter of credit and that additional credit facility expired on January 10, 2002. As security for the letter of credit, we were required to maintain a certificate of deposit for $200,000. The certificate of deposit was classified as restricted cash at January 31, 2001.

7. REDEEMABLE, CONVERTIBLE PREFERRED STOCK

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

                                                        SERIES A              SERIES B               SERIES C
                                                    PREFERRED STOCK        PREFERRED STOCK        PREFERRED STOCK
                                                   ------------------     -----------------      ------------------
                                                   SHARES     AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT       TOTAL
                                                   ------     -------     ------     -------     -------     -------     --------
                                                                                      (IN THOUSANDS)
         Balance January 31, 1999 ...............   4,800     $ 4,782      2,962     $ 7,530     $ 1,215     $ 2,730     $ 15,042
           Preferred stock accretion ............      --           9         --          11          --           2           22
           Conversion of preferred stock to
               common  stock ....................  (4,800)     (4,791)    (2,962)     (7,541)     (1,215)     (2,732)     (15,064)
                                                   ------     -------     ------     -------     -------     -------     --------
         Balance-- January 31, 2000 .............      --     $    --         --     $    --          --     $    --     $     --
                                                   ======     =======     ======     =======     ========    =======     ========

         We netted the costs associated with the issuance of redeemable, convertible preferred stock against the gross proceeds received and accreted the carrying amount of each series of preferred stock through a charge to additional paid-in capital.

8. SHAREHOLDERS' EQUITY

         Preferred Stock -- We are authorized to issue up to 12,000,000 shares of $0.01 par value preferred stock. As of November 2000, we had designated 880,000 shares as Series A Junior Participating Preferred Stock. No shares of this junior participating preferred stock were issued or outstanding at January 31, 2002.

         Common Stock -- We are authorized to issue up to 88,000,000 shares of $0.01 par value common stock.

         During the fourth quarter of fiscal 2001, we adopted a shareholder rights plan. Under the plan, our board of directors authorized and declared a dividend distribution of one right for each share of our common stock outstanding. Under the plan, the rights initially trade with the common stock and are not exercisable. In the absence of further action by our board of directors, the rights generally will become exercisable and allow the holder to acquire shares of our common stock at a discounted price if a person or group acquires beneficial ownership of 15% or more of the outstanding shares of our common stock. Rights held by persons or groups that exceed the applicable threshold will be void. In certain circumstances, the rights entitle the holder to buy shares in an acquiring entity at a discounted price. Our board of directors may, at its option, redeem all rights for $0.01 per right generally at any time prior to the rights becoming exercisable. In certain circumstances, our board of directors may, at its option, exchange all or part of the exercisable rights for shares of our common stock at an exchange ratio of one share of common stock per right. The rights will expire on November 27, 2010 unless earlier redeemed, exchanged or amended by our board of directors. The issuance of the rights was not a taxable event, does not affect our reported financial results, including earnings per share, and did not change the way our common stock is traded.

         Stock Option Plans -- At January 31, 2002, we had stock option plans that provide for the granting of stock options to officers, employees, and key persons to purchase up to 5,827,273 shares of our common stock, of which options to purchase up to 1,414,099 shares were available for future grants. The plans allow for the grant of both incentive and nonqualified stock options. The exercise price of the incentive stock options may not be less than fair market value of the stock on the date of grant. Generally, these options are exercisable ratably over three or four years and expire at the earlier of three months after the optionee's employment terminates or after ten years from the date of grant.

         Under our 1994 associates stock option plan, as amended, we may issue, to nonemployees who act as directors, consultants or advisors, nonqualified stock options to purchase up to 80,303 shares of our common stock, of which options to purchase up to 50,142 shares were available for future grants. Generally, these options are exercisable immediately upon grant and expire at the earlier of three months after the nonemployee ceases to be associated with T/R Systems or ten years from the date of grant.

         The following table presents the activity in the above plans:

                                                                         YEAR ENDED JANUARY 31,
                                                      -------------------------------------------------------------
                                                           2002                2001                  2000
                                                      -----------------   ------------------    -------------------
                                                              WEIGHTED-            WEIGHTED-              WEIGHTED-
                                                               AVERAGE              AVERAGE               AVERAGE
                                                              EXERCISE             EXERCISE               EXERCISE
                                                      SHARES    PRICE     SHARES     PRICE      SHARES     PRICE
                                                      ------  ---------   ------   ---------    -------   ---------
                                                                       (SHARES IN THOUSANDS)
             Options outstanding as of
               the beginning of the period            1,734    $ 6.88      1,484     $ 2.83      1,510     $ 1.16
             Granted.............................     1,168      2.95        835      10.75        297       9.26
             Exercised...........................       (57)     0.99       (470)      0.92       (288)      0.77
             Forfeited...........................      (489)     6.43       (115)      7.04        (35)      2.48
                                                     ------               ------                ------
             Options outstanding as of
               the end of the period.............     2,356      5.17      1,734       6.88      1,484       2.83
                                                     ======               ======                ======
             Options exercisable as of
               the end of the period.............       885      4.36        591       2.02        764       0.94
                                                     ======               ======                ======
             Weighted-average fair value
               of options granted during the
               year.............................           $ 2.26                $ 9.26                 $ 2.18
                                                           ======                ======                 ======

         The following table summarizes information about stock options outstanding at January 31, 2002:

                                             NUMBER         AVERAGE      WEIGHTED-     NUMBER         WEIGHTED-
                                          OUTSTANDING AT   REMAINING     AVERAGE   EXERCISABLE AT     AVERAGE
                          RANGE OF         JANUARY 31,    CONTRACTUAL    EXERCISE     JANUARY 31,     EXERCISE
                     EXERCISE PRICES          2002        LIFE (YEARS)     PRICE        2002           PRICE
               -------------------------  -------------   ------------   ---------  --------------    ---------
                                                        (SHARES IN THOUSANDS)
               $ 0.17 to $ 0.83.........        515           4.1        $ 0.81          515          $ 0.81
                 1.80 to   3.30.........        528           9.6          2.04           19            3.30
                 3.87 to   4.95.........        559           8.7          4.02           58            4.93
                 5.78 to   6.60.........        204           7.1          6.36           89            6.41
                 8.25 to  10.00.........        123           6.7          9.25           70            9.28
                11.00 to  13.55.........        305           8.0         12.86           98           12.79
                17.00...................        122           8.0         17.00           36           17.00
                                             ------                                    ----
               $ 0.17 to $17.00.........      2,356           7.5          5.17          885            4.36
                                             ======                                    ====

         We have estimated the fair value of options at the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                                                                      YEAR ENDED JANUARY 31,
                                                                          -----------------------------------------
                                                                            2002            2001              2000
                                                                          --------        --------           ------
               Expected life (years) ............................             5.6              5.8              2.5
               Interest rate ....................................             3.6%             6.2%             5.6%
               Volatility .......................................           109.1%           128.8%            32.2%
               Dividend yield ...................................             0.0%             0.0%             0.0%

         Had compensation for our stock option grants in fiscal 2002, 2001 and 2000 been determined by using grant-date fair value based on the guidance in SFAS No. 123, our net loss would have been $19.0 million in fiscal 2002 and our net income would have been $3.9 million in fiscal 2001 and $541,000 in fiscal 2000. Basic and diluted net loss per share would have been $1.55 in fiscal 2002 and basic net income per share would have been $0.33 in fiscal 2001 and $0.20 in fiscal 2000, and diluted net income per share would have been $0.31 in fiscal 2001 and $0.05 in fiscal 2000.

         During the year ended January 31, 1998, we recorded $130,000 in deferred compensation, which represented the excess of the estimated market value of our common stock over the exercise price of stock options granted at date of grant. Deferred compensation is amortized over the vesting period of the stock options, four years. Compensation expense related to stock options was $28,000 in fiscal 2002, $32,000 in fiscal 2001 and $33,000 in fiscal 2000.

         Employee Stock Purchase Plan - During fiscal 2001, our shareholders approved our 2000 employee stock purchase plan with an initial reserve of 200,000 shares of our common stock. The plan allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of our common stock on the first or last day of an offering period through payroll deductions of up to 10% of each employee's compensation. Offering periods typically last six months. The plan is intended to qualify as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code. We sold 24,918 shares of our common stock under this plan in fiscal 2002 and 10,858 shares in fiscal 2001.

9. COMMITMENTS

         We lease existing office facilities and equipment under operating lease agreements, which expire through 2010. We have the option to renew two of our facility leases for one five-year term at the expiration of the original term. The future noncancelable minimum rent schedule for these leases is as follows:

              YEAR ENDING JANUARY 31,        AMOUNT
              -----------------------        ------
                                         (IN THOUSANDS)
             2003......................      $  801
             2004......................         722
             2005......................         643
             2006......................         614
             2007......................         669
             Thereafter................         891
                                             ------
                       Total...........      $4,340
                                             ======

         Rent expense was $753,000 for fiscal 2002, $556,000 for fiscal 2001 and $389,000 for fiscal 2000.

10. SEGMENT INFORMATION

         We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue by geographic area is summarized below:

                                                                  YEAR ENDED JANUARY 31,
                                                        -----------------------------------------
                                                         2002              2001            2000
                                                        -------          -------          -------
                                                                      (IN THOUSANDS)
             United States ...................          $12,331          $26,091          $17,505
             Asia ............................            3,432            2,155            1,047
             Europe ..........................            1,364            2,494            1,662
             Other foreign countries .........              491            1,506            2,108
                                                        -------          -------          -------
             Total ...........................          $17,618          $32,246          $22,322
                                                        =======          =======          =======

         Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

         For the year ended January 31, 2002, our largest customer represented 22.4% of our total revenue. For the year ended January 31, 2001, our three largest customers represented 20.8%, 18.7% and 12.7% of our total revenue. For the year ended January 31, 2000, our two largest customers represented 34.9% and 11.5% of our total revenue. At January 31, 2002 two customers represented 26.2% and 19.6% of our total receivables. At January 31, 2001, two customers represented 20.3% and 11.5% of our total receivables.

11. EMPLOYEE RETIREMENT SAVING PLAN

         We have a pretax saving plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation, not to exceed the maximum IRS deferral amount. Our discretionary contribution is determined by our board of directors. Currently, we match 50% of each participant's contribution, up to 6% of the participant's compensation. Our contributions vest for each employee ratably over four years beginning on the employee's date of hire. We contributed $216,000 to the plan during fiscal 2002, $181,000 during fiscal 2001 and $114,000 during fiscal 2000.

12. NET INCOME (LOSS) PER COMMON SHARE

         The following table summarizes the computation of basic and diluted net income (loss) per common share:

                                                                                               YEAR ENDED JANUARY 31,
                                                                                     ------------------------------------------
                                                                                       2002            2001              2000
                                                                                     --------        --------          --------
                                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
               Numerator:
                 Net income (loss) ........................................          $(15,367)       $  6,634          $    677
                 Accretion on redeemable preferred stock ..................                --              --               (22)
                                                                                     --------        --------          --------
                 Net income (loss) applicable to common ...................           (15,367)          6,634               655
                   shareholders-- Basic
                 Add back accretion on redeemable preferred stock .........                --              --                22
                                                                                     --------        --------          --------
                 Net income (loss) applicable to common
                   shareholders-- Diluted .................................          $(15,367)       $  6,634          $    677
               Denominator:
                 Weighted average shares outstanding-- Basic ..............            12,257          12,008             2,641
                 Conversion of preferred stock ............................                --              --             6,012
                 Effect of outstanding stock options ......................                --             878             1,208
                                                                                     --------        --------          --------
                 Total-- Diluted ..........................................            12,257          12,886             9,861
                                                                                     ========        ========          ========
               Net income (loss) per common shares-- Basic ................          $  (1.25)       $   0.53          $   0.25
                                                                                     ========        ========          ========
               Net income (loss) per common and
                 common equivalent shares-- Diluted .......................          $  (1.25)       $   0.49          $   0.07
                                                                                     ========        ========          ========

         For the years ended January 31, 2002, 2001 and 2000, the historical diluted computations exclude the effects of all stock options and shares of convertible preferred stock which were antidilutive. At each corresponding period ended January 31, 2002, 2001 and 2000, common shares issuable under these arrangements which were antidilutive were 2,356,000, 706,000 and 69,000.

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

         The following tables summarize our supplemental unaudited quarterly consolidated financial data for fiscal 2002 and fiscal 2001:

                                                                                       QUARTER ENDED
                                                              ------------------------------------------------------------------
                                                              APRIL 30, 2001  JULY 31, 2001   OCTOBER 31, 2001  JANUARY 31, 2002
                                                              --------------  -------------   ----------------  ----------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Total revenue ....................................        $ 5,894         $ 5,565         $ 3,064           $ 3,095
        Operating income (loss) ..........................         (2,656)         (1,963)         (5,568)           (3,181)
        Net income (loss) ................................         (1,522)         (1,147)         (3,478)           (9,220)
        Net income (loss) per common share - Basic .......        $ (0.12)        $ (0.09)        $ (0.28)          $ (0.75)
        Net income (loss) per common share - Diluted .....          (0.12)          (0.09)          (0.28)            (0.75)

                                                                                       QUARTER ENDED
                                                              ------------------------------------------------------------------
                                                              APRIL 30, 2000  JULY 31, 2000   OCTOBER 31, 2000  JANUARY 31, 2000
                                                              --------------  -------------   ----------------  ----------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Total revenue .....................................           $ 7,310         $ 8,839         $ 9,070         $ 7,027
        Operating income ..................................               455           1,337           1,674            (983)
        Net income ........................................               800           1,650           2,014           1,870
        Net income per common share - Basic ...............           $  0.07         $  0.14         $  0.17         $  0.15
        Net income per common share - Diluted .............              0.06            0.13            0.16            0.15

         As described in note 5, the results of operations for the quarterly periods ended January 31, 2002 and 2001 include income tax adjustments related to reducing our deferred tax assets by recording a valuation allowance.

                                                                     SCHEDULE II

                                T/R SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO                                BALANCE AT
                                           BEGINNING    COSTS AND   CHARGED TO                      END OF
              DESCRIPTION                  OF PERIOD     EXPENSES  OTHER ACCOUNTS  DEDUCTIONS(1)    PERIOD
-------------------------------------      ---------    ---------- --------------  -------------  ----------
Year ended January 31, 2002 allowance        $ 300      $  893        $ --           $ (804)       $ 389
   for doubtful accounts
Year ended January 31, 2001 allowance          150         140          12               (2)         300
   for doubtful accounts
Year ended January 31, 2000 allowance          200          71          --             (121)         150
   for doubtful accounts
Year ended January 31, 2002 allowance          499       1,309          --             (846)         962
   for inventory obsolescence
Year ended January 31, 2001 allowance          421         182          --             (104)         499
   for inventory obsolescence
Year ended January 31, 2000 allowance          573         119          --             (271)         421
   for inventory obsolescence

--------------

(1)      Deductions represent write-offs to the respective reserve accounts.