Form 10-Q
period 2002-04-30
T/R SYSTEMS INC
filed 2002-06-14
CIK 1095594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  0-29045

T/R SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1958870

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Oakbrook Drive
Norcross, Georgia

(Address of principal executive offices)

30093

(Zip code)

(770) 448-9008

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of June 12, 2002, 12,364,206 shares of common stock of the registrant were outstanding.

		Page

	PART I
Item 1	Consolidated Financial Statements	2
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	12

	PART II
Item 2	Changes in Securities and Use of Proceeds	13
Item 6	Exhibits and Reports on Form 8-K	13

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

T/R SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30,	January 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$9,529	$13,026
Receivables, net	4,821	4,667
Inventories, net	3,852	4,108
Prepaid expenses and other	440	287

Total current assets	18,642	22,088
Property and equipment, net	6,196	6,400

	$24,838	$28,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,976	$2,386
Deferred revenue	434	456
Accrued salaries and wages	745	883
Other liabilities	917	788

Total current liabilities	4,072	4,513
Shareholders’ Equity:
Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued or outstanding	—	—
Common stock, $0.01 par value, 88,000,000 shares authorized; 12,364,206 and 12,295,903 shares issued and outstanding, respectively	124	123
Additional paid-in capital	43,585	43,532
Accumulated deficit	(22,943)	(19,680)

Total shareholders’ equity	20,766	23,975

	$24,838	$28,488

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three
	Months Ended
	April 30,

	2002	2001

Revenue	$3,262	$5,894
Operating Expenses:
Cost of imaging systems	2,098	2,733
Research and development	1,441	1,710
Sales and marketing	2,339	3,003
General and administrative	693	1,104

Total operating expenses	6,571	8,550

Operating loss	(3,309)	(2,656)
Interest income	46	278

Loss before income tax benefit	(3,263)	(2,378)
Income tax benefit	—	(856)

Net loss	$(3,263)	$(1,522)

Net loss per common share — Basic & Diluted	$(0.27)	$(0.12)

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	April 30,

	2002	2001

Operating Activities:
Net loss	$(3,263)	$(1,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	604	428
Deferred compensation expense	—	8
Changes in assets and liabilities:
Increase in receivables	(420)	(610)
Decrease in inventories	256	616
Increase in prepaid expenses and other	(153)	(112)
Increase in deferred income taxes	—	(856)
Decrease in accounts payable	(410)	(795)
Decrease in deferred revenue	(22)	(196)
Decrease in accrued salaries and wages	(138)	(618)
Increase in other liabilities	129	87

Net cash used in operating activities	(3,417)	(3,570)
Investing Activities:
Purchases of property and equipment	(134)	(468)
Financing Activities:
Proceeds from sale of common stock	54	31

Net decrease in cash and cash equivalents	(3,497)	(4,007)
Cash and Cash Equivalents:
Beginning of period	13,026	26,394

End of period	$9,529	$22,387

Supplemental cash flow information:
Cash paid for income taxes	$7	$52

Cash paid for interest	$1	$—

Noncash investing activities:
Equipment received for payment of engineering fees	$266	$1,062

See notes to consolidated financial statements

T/R SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited interim consolidated financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited consolidated financial statements contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2002 and should be read in conjunction with those audited consolidated financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods, have been made.

The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2002 and the reported amounts of revenue and expenses during the quarter then ended. Our actual results could differ from these estimates. Additionally, our results for the quarter ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

2.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and Accounting Principles Board, or APB, Opinion No. 30. We adopted SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a significant impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

3.	Balance Sheet Detail

	April 30,	January 31,
	2002	2002

	(In thousands)
Receivables:
Accounts receivable	$5,187	$5,056
Less allowance for doubtful accounts	366	389

	$4,821	$4,667

Inventories:
Components and supplies	$3,066	$3,715
Finished goods	1,271	1,355

	4,337	5,070
Less reserve for potential losses	485	962

	$3,852	$4,108

4.	Segment Information

We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

	For the Three Months
	Ended April 30,

	2002	2001

Imaging systems	$2,748	$4,017
Services	514	1,877

Total	$3,262	$5,894

Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

Revenue by geographic area is summarized below (in thousands):

	For the Three Months
	Ended April 30,

	2002	2001

United States	$2,579	$3,864
Asia	124	1,123
Europe	277	799
Other foreign countries	282	108

Total	$3,262	$5,894

Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

5.	Net Loss Per Common Share

The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months
	Ended April 30,

	2002	2001

Numerator:
Net loss	$(3,263)	$(1,522)
Denominator:
Weighted average shares outstanding — Basic & Diluted	12,303	12,241

Net loss per common share — Basic & Diluted	$(0.27)	$(0.12)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2002. Results for the quarter ended April 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item I and elsewhere in our annual report on Form 10-K.

Critical Accounting Policies and Estimates

     Revenue Recognition. Imaging systems revenue is recognized based on the guidance in the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet the customer’s objectives, such as our Digital StoreFront™ application, is recognized upon completion of the required customization.

     We recognize engineering service fees for development of technology typically related to the development of a connection between an OEM reseller’s print device and our products. Engineering service fees typically consist of a combination of cash payments and print devices or other equipment related to the development project, given to us by the OEM resellers in lieu of additional cash payments. The amount of revenue recognized is equal to the total of the market value of the print devices and other equipment and cash received. Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project, which necessarily involves subjective judgment and may result in fluctuations in quarterly results.

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

     Income Taxes. T/R Systems records deferred tax assets as a result of:

•	net operating losses;

•	differences between the basis of assets and liabilities for financial reporting purposes versus their basis for income tax purposes;

•	tax benefits from the exercise of employee stock options; and

•	other tax benefits.

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

     At January 31, 2002, we had approximately $5.5 million in federal income tax net operating loss carryforwards available to offset future income taxes payables, which, if not utilized, expire beginning in 2016. We expect that we will maintain our valuation allowance against our entire deferred tax asset throughout fiscal 2003, although we will review the valuation allowance each quarter.

Results of Operations

     The following table presents our operating data as a percentage of revenue:

	For the Three Months
	Ended April 30,

	2002	2001

Revenue	100.0%	100.0%
Operating expenses:
Cost of imaging systems	64.3	46.4
Research and development	44.2	29.0
Sales and marketing	71.7	50.9
General and administrative	21.2	18.7

Total operating expenses	201.4	145.0

Operating loss	(101.4)	(45.0)
Interest income	1.4	4.7

Loss before income tax benefit	(100.0)	(40.3)
Income tax benefit	—	(14.5)

Net loss	(100.0)%	(25.8)%

Comparison of the Three Months Ended April 30, 2002 and 2001

     Revenue. Revenue for the three months ended April 30, 2002 was $3.3 million as compared to $5.9 million for the same quarter last year. The decrease of $2.6 million, or 44.7%, was due to a decrease in sales of imaging systems and related products of $1.3 million as well as a decrease in engineering services fees, a component of services revenue, of $1.2 million. The decrease in imaging systems revenue was primarily due to a $914,000 decrease in sales through our independent reseller channel. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels. The remaining decrease in imaging systems revenue was due to a decrease in OEM imaging systems revenue due primarily to a decrease in the average selling price of the MicroPress®. During the fourth quarter of fiscal 2002, we began shipping the MicroPress X Series™, the next generation of our MicroPress product. The MicroPress X Series includes the MicroPress MX™, which offers the full functionality of previous MicroPress versions and has a similar average selling price, as well as two scaled-down models of the MicroPress, the MicroPress SX™ and DX™, which typically have lower average selling prices than previous versions of the MicroPress. The overall average selling price of our imaging systems was lower in the first quarter of the current fiscal year due to sales of the MicroPress SX and DX. This decrease in average selling price was partially offset by an increase in the total number of systems sold.

     The decrease in engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress, was due to a decrease in the number of connectivity projects between the two quarters. During the quarter ended April 30, 2001, we derived $1.6 million from connectivity projects for both new and existing OEM partners, most of which were completed during fiscal 2002. We derived $350,000 from connectivity projects during the quarter ended April 30, 2002, due to a decrease in the number of projects in progress during the quarter.

     Revenue derived from shipments to customers outside the United States was $683,000, or 20.9% of revenue, in the quarter ended April 30, 2002, as compared to $2.0 million, or 34.4% of revenue, in the quarter ended April 30, 2001. The decrease in international revenue as a percent of total revenue was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses decreased $2.0 million, or 23.1%, from $8.6 million in the quarter ended April 30, 2001 to $6.6 million in the quarter ended April 30, 2002. Operating expenses as a percentage of revenue increased to 201.4% from 145.0% due to the decrease in revenue between the two quarters. As a result of our decreased revenue and the continued global economic weakness, we reduced our number of employees by 43 people, or 28.1%, from April 30, 2001 to April 30, 2002. The overall reduction was achieved through workforce reductions in August, November and April, along with other attrition. The cost reductions of the April workforce reduction will not be fully reflected in our operating results until the second quarter of our current fiscal year.

     Cost of Imaging Systems. Cost of imaging systems was $2.1 million, or 76.3% of imaging systems revenue, in the quarter ended April 30, 2002, as compared to $2.7 million, or 68.0% of imaging systems revenue, in the same quarter of last year. The increase in cost of imaging systems as a percent of imaging systems revenue was primarily due to the sale of obsolete inventory, primarily print devices, at or near its cost basis. These sales were necessary to liquidate inventory that would not have been sold otherwise. Also contributing to the percentage increase was a lower margin on overall sales to our OEM resellers, as a result of increased hardware content in those sales and lower average margins on system sales. We typically realize lower margins on the hardware we sell than on the software we sell.

     Research and Development. Research and development expenses decreased $269,000, or 15.7%, from $1.7 million in the quarter ended April 30, 2001 to $1.4 million in the quarter ended April 30, 2002. The decrease was due to a decrease in personnel-related expenses as a result of workforce reductions and other attrition during the second half of fiscal 2002. As the number of print device connectivity projects decreased during the second half of fiscal 2002, it was necessary to eliminate staff in research and development, which had been added to accommodate the workload of these projects. We believe we have maintained sufficient research and development staff to meet the current level of connectivity projects and to continue to add value to our products.

     Sales and Marketing. Sales and marketing expenses for the quarter ended April 30, 2002 were $2.3 million, down $664,000, or 22.1%, from $3.0 million in the same quarter in last year. The decrease was primarily due to a decrease in personnel-related expenses, including travel, of $493,000 as a result of the workforce reductions and other attrition during the second half of last fiscal year. Also contributing to the decrease was a decrease in marketing expenses due to reduced spending for trade shows in the quarter ended April 30, 2002.

     General and Administrative. Our general and administrative expenses in the quarter ended April 30, 2002 were $693,000 as compared to $1.1 million in the same quarter of last fiscal year. The decrease of $411,000, or 37.2%, was primarily due to a $332,000 decrease in the provision for doubtful accounts. During the quarter ended April 30, 2001, we recorded a large provision for doubtful accounts due to concerns about credit problems with certain of our independent resellers. Due to the decrease in sales to the independent resellers, primarily as a result of a shift in our sales strategy, a smaller provision was recorded during the quarter ended April 30, 2002. As of April 30, 2002, we believe our allowance for doubtful accounts is adequate to cover our potential credit losses. However, further deterioration in the overall economy could cause our credit risk to rise and could result in further additions to the allowance for doubtful accounts. The remaining decrease in general and administrative expenses was primarily due to a decrease in personnel-related expenses as a result of the workforce reductions and other attrition during the second half of fiscal 2002.

     Interest Income. Interest income decreased $232,000 to $46,000 in the quarter ended April 30, 2002 from $278,000 in the same quarter in the prior fiscal year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates compared to the same quarter in the prior year.

     Income Tax Benefit. During the quarter ended April 30, 2001, we recorded an income tax benefit of $856,000 as a result of our pre-tax loss of $2.4 million. No such income tax benefit was recorded during the quarter ended April 30, 2002. During the quarter ended January 31, 2002, we established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in fiscal 2002. Accordingly, the tax benefit and related deferred tax asset that would have been otherwise recognized as a result of our pre-tax loss for the quarter ended April 30, 2002 were offset by the creation of a valuation allowance.

     Net Loss and Net Loss per Share. We recorded a net loss of $3.3 million, or $0.27 per share, during the quarter ended April 30, 2002 as compared to a net loss of $1.5 million, or $0.12 per share, during the quarter ended April 30, 2002. As discussed above, no tax benefit was recognized during the quarter ended April 30, 2002. Had no tax benefit had been recognized during the quarter ended April 30, 2001, the pro forma net loss would have been $2.4 million, or $0.19 per share, compared to $3.3 million, or $0.27 per share, for the quarter ended April 30, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents were $9.5 million at April 30, 2002, down from $13.0 million at January 31, 2002.

     Net cash used in operating activities was $3.4 million in the quarter ended April 30, 2002, as compared to $3.6 million in the quarter ended April 30, 2001. Cash used in operating activities during the quarter ended April 30, 2002 was primarily due to our net loss for the period. Net cash used in investing activities, which consisted of purchases of property and equipment, was $134,000 for the three months ended April 30, 2002 and $468,000 for the three months ended April 30, 2001. Additionally, we received equipment with a value totaling $266,000 during the three months ended April 30, 2002 and $1.1 million during the three months ended April 30, 2001 as payment of engineering fees. Thus, total additions to property and equipment were $400,000 in the first quarter of the current fiscal year and $1.5 million for the first quarter of last fiscal year. The decrease in equipment received for payment of engineering fees during the current fiscal year was the result of fewer connectivity projects with our OEM customers. Net cash provided by financing activities was $54,000 in the three months ended April 30, 2002 and $31,000 in the three months ended April 30, 2001, consisting of proceeds from the sale of stock through stock option exercises.

     We have a $5.0 million secured revolving line of credit from a bank, which expires on October 15, 2002. There were no borrowings against this line of credit at April 30, 2002. All borrowings under the line of credit bear interest at the prime rate plus 0.50% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. We were in compliance with these covenants at April 30, 2002. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

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

     Inflation had no material impact on our operations during the quarter ended April 30, 2002.

Recent Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and APB Opinion No. 30. We adopted SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of April 30, 2002, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

     A significant portion of our revenue is derived from sales to international customers. Currently, substantially all of our sales to international customers are denominated in U.S. dollars. The only exception to this is sales to certain OEM customers denominated in euros. To date, the revenue derived from these euro-denominated sales has been immaterial and we have not entered into any foreign exchange contracts to hedge currency fluctuations due to the immateriality of the revenue related to these euro-denominated sales. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in those particular countries.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

As of October 31, 2001, we had used $15.9 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $9.5 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

10.27*	Distribution Agreement, dated February 11, 2002, by and between Canon U.S.A., Inc. and T/R Systems, Inc.
10.28*	Master Agreement, effective as of January 2002 (signed February 2002), by and between IKON Office Solutions, Inc. and T/R Systems, Inc.

*	Confidential treatment has been requested with respect to certain portions of this exhibit.

(b)	Reports on Form 8-K

T/R Systems filed no reports on Form 8-K during the quarter ended April 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T/R Systems, Inc.

June 14, 2002	/s/ Lyle W. Newkirk

Lyle W. Newkirk Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.27*	Distribution Agreement, dated February 11, 2002, by and between Canon U.S.A., Inc. and T/R Systems, Inc.
10.28*	Master Agreement, effective as of January 2002 (signed February 2002), by and between IKON Office Solutions, Inc. and T/R Systems, Inc.

*	Confidential treatment has been requested with respect to certain portions of this exhibit.