Form 10-Q
period 2002-07-31
T/R SYSTEMS INC
filed 2002-09-13
CIK 1095594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

As of September 13, 2002, 12,460,915 shares of common stock of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

T/R SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 31,	January 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$8,573	$13,026
Receivables, net	2,923	4,667
Inventories, net	2,681	4,108
Prepaid expenses and other	294	287

Total current assets	14,471	22,088
Property and equipment, net	4,761	6,400

	$19,232	$28,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,563	$2,386
Deferred revenue	598	456
Accrued salaries and wages	1,049	883
Other liabilities	2,051	788

Total current liabilities	5,261	4,513
Shareholders’ Equity:
Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued or outstanding	—	—
Common stock, $0.01 par value, 88,000,000 shares authorized; 12,460,915 and 12,295,903 shares issued and outstanding, respectively	125	123
Additional paid-in capital	43,661	43,532
Accumulated deficit	(29,815)	(19,680)

Total shareholders’ equity	13,971	23,975

	$19,232	$28,488

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenue	$3,921	$5,565	$7,183	$11,459
Operating Expenses:
Cost of imaging systems	3,326	2,083	5,424	4,816
Research and development	1,883	1,736	3,324	3,446
Sales and marketing	3,662	2,735	6,001	5,738
General and administrative	1,964	974	2,657	2,078

Total operating expenses	10,835	7,528	17,406	16,078

Operating loss	(6,914)	(1,963)	(10,223)	(4,619)
Interest income	42	184	88	462

Loss before income tax benefit	(6,872)	(1,779)	(10,135)	(4,157)
Income tax benefit	—	(632)	—	(1,488)

Net loss	$(6,872)	$(1,147)	$(10,135)	$(2,669)
Net loss per common share — Basic & Diluted	$(0.55)	$(0.09)	$(0.82)	$(0.22)

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six
	Months Ended
	July 31,

	2002	2001

Operating Activities:
Net loss	$(10,135)	$(2,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,465	957
Deferred compensation expense	—	16
Loss on sale of fixed assets	207	—
Changes in assets and liabilities:
Decrease (increase) in receivables	814	(2,069)
Decrease in inventories	1,427	283
Increase in prepaid expenses and other assets	(7)	(265)
Increase in deferred income taxes	—	(1,497)
Decrease in accounts payable	(823)	(513)
Increase (decrease) in deferred revenue	142	(191)
Increase (decrease) in accrued salaries and wages	166	(370)
Increase (decrease) in other liabilities	1,263	(148)

Net cash used in operating activities	(4,481)	(6,466)
Investing Activities:
Proceeds from sale of assets	56	—
Purchases of property and equipment	(159)	(711)

Net cash used in financing activities	(103)	(711)
Financing Activities:
Proceeds from sale of common stock	131	70

Net cash provided by financing activities	131	70

Net decrease in cash and cash equivalents	(4,453)	(7,107)
Cash and Cash Equivalents:
Beginning of period	13,026	26,394

End of period	$8,573	$19,287

Supplemental cash flow information:
Cash paid for income taxes	$7	$54

Cash paid for interest	$1	$—

Noncash investing activities:
Equipment received for payment of engineering fees	$930	$2,327

See notes to consolidated financial statements

T/R SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited interim consolidated financial statements of T/R Systems, Inc. presented in this quarterly report have been prepared on the same basis as the audited consolidated financial statements contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2002 and should be read in conjunction with those audited consolidated financial statements and the related notes. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods have been made.

     The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2002 and the reported amounts of revenue and expenses during the quarter and six months then ended. Our actual results could differ from these estimates. Additionally, results for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and no longer allows the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of these standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No. 142.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and Accounting Principles Board, or APB, Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to the exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No 146 are effective for reorganization activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

3. Balance Sheet Detail

	July 31,	January 31,
	2002	2002

	(In thousands)
Receivables:
Accounts receivable	$3,432	$5,056
Less allowance for doubtful accounts	509	389

	$2,923	$4,667

Inventories:
Components and supplies	$2,495	$3,715
Finished goods	766	1,355

	3,261	5,070
Less reserve for potential losses	580	962

	$2,681	$4,108

4. Special Charges

     During the quarter ended July 31, 2002, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $3.7 million. No cash payments were made related to these charges during the quarter ended July 31, 2002. The following table summarizes these charges (in thousands):

Property and equipment disposal	$1,395
Facility consolidation	812
Inventory reserve adjustment	648
Provision for doubtful accounts	350
Severance and related charges	153
Other	308

Total	$3,666

5. Segment Information

     We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2002	2001	2002	2001

Imaging systems	$3,671	$3,384	$6,419	$7,401
Services	250	2,181	764	4,058

Total	$3,921	$5,565	$7,183	$11,459

     Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include engineering services, customer service plans and other customer services, such as training and product-related consulting.

     Revenue by geographic area is summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2002	2001	2002	2001

United States	$3,202	$3,781	$5,780	$7,645
Asia	120	1,410	244	2,533
Europe	108	260	385	1,059
Canada	485	111	760	214
Other foreign countries	6	3	14	8

Total	$3,921	$5,565	$7,183	$11,459

Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

6. Net Loss Per Common Share

     The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(6,872)	$(1,147)	$(10,135)	$(2,669)
Denominator:
Weighted average shares outstanding — Basic & Diluted	12,400	12,245	12,352	12,243

Net loss per common share — Basic & Diluted	$(0.55)	$(0.09)	$(0.82)	$(0.22)

7. Line of Credit

     We have a $5.0 million secured revolving line of credit from a bank, which expires on October 15, 2002, under which we may borrow against a portion of our accounts receivable. There were no borrowings against this line of credit at July 31, 2002. All borrowings under the line of credit bear interest at the prime rate plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of July 31, 2002, we were not in compliance with the minimum net worth covenant associated with the line of credit. Subsequent to July 31, 2002, we received a waiver for the non-compliance through October 15, 2002, the expiration of the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2002. Results for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item I and elsewhere in our annual report on Form 10-K.

Critical Accounting Policies and Estimates

     Revenue Recognition. Imaging systems revenue is recognized based on the guidance in the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet the customer’s objectives, such as parts of our Digital StoreFront™ application, is recognized upon completion of the required customization.

     We recognize revenue from engineering service fees for development of technology typically related to the development of a connection between an original equipment manufacturer, or OEM, reseller’s print device and our products. Engineering service fees typically consist of a combination of cash payments and print devices or other equipment related to the development project, given to us by the OEM resellers in lieu of additional cash payments. The amount of revenue recognized is equal to the total of the market value of the print devices and other equipment and cash received. Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project, which necessarily involves subjective judgment and may result in fluctuations in quarterly results.

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

     Income Taxes. We record deferred tax assets as a result of:

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

     At January 31, 2002, we had approximately $5.5 million in federal income tax net operating loss carryforwards available to offset future income taxes payable, which, if not utilized, expire beginning in 2016. We expect that we will maintain our valuation allowance against our entire deferred tax assets throughout fiscal 2003, although we will review the valuation allowance each quarter.

Results of Operations

     The following table presents our operating data as a percentage of revenue:

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of imaging systems	84.8	37.4	75.5	42.0
Research and development	48.0	31.2	46.3	30.1
Sales and marketing	93.4	49.2	83.5	50.1
General and administrative	50.1	17.5	37.0	18.1

Total operating expenses	276.3	135.3	242.3	40.3

Operating loss	(176.3)	(35.3)	(142.3)	(40.3)
Interest income	1.1	3.3	1.2	4.0

Loss before income tax benefit	(175.2)	(32.0)	(141.1)	(36.3)
Income tax benefit	—	(11.4)	—	(13.0)

Net loss	(175.2)%	(20.6)%	(141.1)%	(23.3)%

     During the quarter ended July 31, 2002, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $3.7 million. The following table summarizes these charges (in thousands):

Property and equipment disposal	$1,395
Facility consolidation	812
Inventory reserve adjustment	648
Provision for doubtful accounts	350
Severance and related charges	153
Other	308

Total	$3,666

Comparison of the Three Months Ended July 31, 2002 and 2001

     Revenue. Revenue was $3.9 million in the quarter ended July 31, 2002, as compared to $5.6 million in the same quarter of the prior year. The decrease in revenue of $1.7 million, or 29.5%, was due to a decrease in revenue from services, partially offset by an increase from sales of imaging systems. Service revenue decreased $1.9 million, from $2.2 million in the quarter ended July 31, 2001 to $250,000 in the quarter ended July 31, 2002, as a result of a fewer non- recurring engineering connectivity projects underway compared to the same period last year. The decrease in service revenue was partially offset by an increase of $287,000 in sales of imaging systems from $3.4 to $3.7 million. The increase from sales of imaging systems was due to an increase of $929,000 in OEM revenue partially offset by a decrease in independent dealer revenue of $475,000. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels.

     As of July 31, 2002, we had a backlog of firm orders totaling $107,000. We expect to fill these orders in the third quarter of fiscal 2003. No such backlog existed at July 31, 2001.

     We derived $719,000, or 18.3%, of our revenue from customers outside the United States in the quarter ended July 31, 2002, as compared to $1.8 million, or 32.1%, in the quarter ended July 31, 2001. This decrease was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses increased $3.3 million, or 43.9%, from $7.5 million in the quarter ended July 31, 2001 to $10.8 million in the quarter ended July 31, 2002. Operating expenses as a percentage of revenue increased to 276.3% from 135.3% due to the decrease in revenue and an increase in expenses primarily as a result of the charges summarized below. As a result of our decreased revenue and the continued global economic weakness, we reduced the number of our employees by 50 people, or 33%, from July 31, 2001 to July 31, 2002. The overall reduction was achieved through workforce reductions along with other attrition. The cost reductions from the most recent workforce reduction will not be fully reflected in our operating results until the third quarter of our current fiscal year. We have taken restructuring charges of $3.7 million during the quarter ended July 31, 2002. The charges are mainly due to a consolidation in facilities in Norcross, Georgia and in Europe, the disposal or expected disposal of print engines, copiers, and other equipment due in part to the facilities consolidation, the write-down of inventory and accounts receivable, and severance for terminated employees. The facility consolidation in Norcross is the result of excess space at our operations and training center and the elimination of redundant space in Europe. In addition, as our sales channels have changed, we are able to operate with less inventory than in the past and have less need for warehouse space. Furthermore, we are doing more training remotely, and, as a result, are able to reduce our related facility needs. Excluding these charges in the quarter ended July 31, 2002, operating expenses would have decreased $359,000 compared to the quarter ended July 31, 2001.

     Cost of Imaging Systems. Cost of imaging systems was $3.3 million, or 90.6% of imaging systems revenue, in the quarter ended July 31, 2002, as compared to $2.1 million, or 61.6% of imaging systems revenue, in the same quarter in the prior year. Excluding one-time charges of $778,000 recorded in the quarter ended July 31, 2002 and $75,000 in the same quarter of the prior year, cost of imaging systems increased $540,000 compared to the same quarter ended July 31, 2001. The increase in cost of imaging systems as a percent of imaging systems revenue was partially due to the sale of obsolete inventory and an increase in MicroPress® systems sold. As a percent of imaging systems revenue, sales of the MicroPress X Series have a higher cost of sales due to the lower average selling prices as compared to previous versions of the MicroPress. Also contributing to the percentage increase was a lower margin on overall sales to our OEM resellers as a result of increased hardware content in those sales and lower average margins on system sales. We typically realize lower margins on the hardware we sell than on the software we sell.

     Research and Development. Research and development expenses were $1.9 million in the quarter ended July 31, 2002 compared to $1.7 million in the quarter ended July 31, 2001. Excluding a one-time charge recorded in July 2002 of $564,000, research and development expenses decreased $417,000 compared to the same quarter last year. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other attrition since July 31, 2001. As the number of print device connectivity projects decreased during the second half of fiscal 2002, it was necessary to eliminate staff in research and development, which had been added to accommodate the workload of these projects. We believe we have maintained sufficient research and development staff to meet the current level of connectivity projects and to continue to add value to our products.

     Sales and Marketing. Sales and marketing expenses increased by $927,000, or 33.9%, from $2.7 million in the quarter ended July 31, 2001 to $3.7 million in the quarter ended July 31, 2002. Excluding a one-time charge of $1,074,000 in the quarter ended July 31, 2002, sales and marketing expenses decreased $147,000 compared to the same quarter ended

July 31, 2001. The decrease was primarily due to a decrease in travel related expenses as a result of the work-force reductions made since July 31, 2001.

     General and Administrative. Our general and administrative expenses increased by $1.0 million, or 101.6%, from $974,000 in the quarter ended July 31, 2001 to $2.0 million in the quarter ended July 31, 2002. Excluding one-time charges and provisions for doubtful accounts of $1,250,000 recorded in the quarter ended July 31, 2002 and provisions for doubtful accounts of $209,000 recorded in the same quarter ended July 31, 2001, general and administrative expenses were relatively unchanged as compared to the quarter ended July 31, 2001.

     Interest Income. Interest income decreased $142,000 to $42,000 in the quarter ended July 31, 2002 from $184,000 in the same quarter in the prior fiscal year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and a decrease in interest rates compared to the same quarter in the prior year.

     Income Tax Benefit. During the quarter ended July 31, 2001, we recorded an income tax benefit of $632,000 as a result of our pre-tax loss of $1.8 million. No such income tax benefit was recorded during the quarter ended July 31, 2002. During the quarter ended January 31, 2002, we established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in fiscal 2002.

     Net Loss and Net Loss per Share. We recorded a net loss of $6.9 million, or $0.55 per share, during the quarter ended July 31, 2002 as compared to a net loss of $1.1 million, or $0.09 per share, during the quarter ended July 31, 2001. As discussed above, no tax benefit was recognized during the quarter ended July 31, 2002. Had no tax benefit been recognized during the quarter ended July 31, 2001, the pro forma net loss for the quarter would have been $1.8 million, or $0.15 per share, compared to $6.9 million, or $0.55 per share, for the quarter ended July 31, 2002.

Comparison of the Six Months Ended July 31, 2002 and 2001

     Revenue. Revenue was $7.2 million in the six months ended July 31, 2002, as compared to $11.5 million in the same period last year. The decrease in revenue of $4.3 million, or 37.3%, was due primarily to a decrease of $3.1 million in engineering service fees and a decrease of $981,000 in sales of imaging systems and related products in the six months ended July 31, 2002 compared to the prior year period. The decrease in imaging systems revenue was primarily due to a $1.5 million decrease in sales through our independent reseller channel. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels. OEM imaging systems revenue increased $523,000 in the six months ended July 31, 2002 compared to the six months ended July 31, 2001, primarily due to increased orders from a single OEM. While unit shipments to our existing OEM resellers increased in the six month period ending July 31, 2002 as compared to the prior year period, total revenue for these shipments declined as a result of reductions in the average selling price of the MicroPress X Series as compared to previous versions of the MicroPress.

     The decrease in engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress, was due to a decrease in the number of connectivity projects between the two periods. During the six months ended July 31, 2001, we derived $3.5 million from connectivity projects for both new and existing OEM customers, most of which were substantially completed during fiscal 2002. We derived $400,000 from connectivity projects during the six months ended July 31, 2002, due to a decrease in the number of projects in progress during the period.

     We derived $1.4 million, or 19.5% of our revenue from shipments to customers outside the United States in the six months ended July 31, 2002, as compared to $3.8 million, or 33.3%, in the six months ended July 31, 2001. The decrease was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses increased $1.3 million, or 8.2%, from $16.1 million for the six months ended July 31, 2001 to $17.4 million for the six months ended July 31, 2002. Operating expenses as a percentage of revenue increased to 242.3% from 140.3% due to the decrease in revenue and increase in expenses primarily as a result of the $3.7 million in restructuring charges previously described, in the six months ended July 31, 2002 compared to the $1.1 million in charges taken in the six months ended July 31, 2001. Excluding these charges, operating expenses decreased $1.2 million in the six months ended July 31, 2002 as compared to the six months ended July 31, 2001.

     Cost of Imaging Systems. Cost of imaging systems was $5.4 million, or 84.5% of imaging systems revenue, in the six months ended July 31, 2002, as compared to $4.8 million, or 65.1% of imaging systems revenue, in the six months ended July 31, 2001. Excluding one-time charges of $778,000 recorded in the six months ended July 31, 2002 and $565,000 in the same period of the prior year, cost of imaging systems increased by $395,000 compared to the same period ended July 31, 2001. The increase in cost of imaging systems as a percent of imaging systems revenue was partially due to the sale of obsolete inventory and an increase in MicroPress systems sold. As a percent of imaging systems revenue, sales of the MicroPress X Series have a higher cost of sales due to the lower average selling prices as compared to previous versions of the MicroPress. Also contributing to the percentage increase was a lower margin on overall sales to our OEM resellers, as a result of increased hardware content in those sales and lower average margins on system sales. We typically realize lower margins on the hardware we sell than on the software we sell.

     Research and Development. Research and development expenses decreased $122,000, or 3.5%, to $3.3 million in the six months ended July 31, 2002, as compared to $3.4 million in the six months ended July 31, 2001. Excluding a one-time charge recorded in July 2002 of $564,000, research and development expenses decreased $686,000 compared to the same six-month period last year. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other attrition since July 31, 2001.

     Sales and Marketing. Sales and marketing expenses increased by $263,000, or 4.6%, from $5.7 million for the six months ended July 31, 2001 to $6.0 million for the six months ended July 31, 2002. Excluding a one-time charge of $1,074,000 in the six months ended July 31, 2002, sales and marketing expenses decreased $811,000 compared to the same period ended July 31, 2001. This decrease was primarily due to a decrease in personnel-related and travel-related expenses as a result of the workforce reduction made since July 31, 2001.

     General and Administrative. Our general and administrative expenses increased by $579,000, or 27.9%, from $2.1 million in the six months ended July 31, 2001 to $2.7 million in the six months ended July 31, 2002. Excluding one-time charges and provisions for doubtful accounts of $1,250,000 recorded in July 2002 and provisions for doubtful accounts of $550,000 recorded in the same period of the prior year, general and administrative expenses were $121,000 lower than the six months ended July 31, 2001. This decrease is a result of decreases in personnel and travel expenses as a result of the workforce reduction made since July 31, 2001 and a decrease in professional fees.

     Interest Income. Interest income decreased $374,000 to $88,000 for the six months ended July 31, 2002 from $462,000 for the six months ended July 31, 2001. The decrease was due to a decrease in the cash available for short-term investment during the period, as we used cash to fund our operations and capital expenditures, and a decrease in interest rates compared to the same period in the prior year.

     Income Tax Benefit. We recorded an income tax benefit of $1.5 million during the six months ended July 31, 2001 as a result of our pre-tax loss of $4.2 million for that period. No such income tax benefit was recorded during the six months ended July 31, 2002. During the quarter ended January 31, 2002, we established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in fiscal 2002.

     Net Loss and Net Loss per Share. We recorded a net loss of $10.1 million, or $0.82 per share, during the six months ended July 31, 2002 as compared to a net loss of $2.7 million, or $0.22 per share, during the six months ended July 31, 2001. As discussed above, no tax benefit was recognized during the six months ended July 31, 2002. Had no tax benefit been recognized during the six months ended July 31, 2001, the pro forma net loss for the period would have been $4.2 million, or $0.34 per share.

Liquidity and Capital Resources

     Cash and cash equivalents were $8.6 million at July 31, 2002, down from $13.0 million at January 31, 2002.

     For the six months ended July 31, 2002, net cash used in operating activities was $4.5 million as compared to $6.5 million in the first six months of the prior fiscal year. Cash used in operating activities during the six months ended July 31, 2002 was primarily due to our net loss for the period. Net cash used in investing activities, which consists of purchases of property and equipment, was $103,000 for the six months ended July 31, 2002 and $711,000 for the six months ended July 31, 2001. Additionally, we received $930,000 in equipment during the six months ended July 31, 2002 and $2.3 million during the six months ended July 31, 2001 as payment for engineering service fees. Thus, total property and equipment additions were $1.1 million for the six months ended July 31, 2002 and $3.0 million for the six months ended July 31, 2001. Net cash provided by financing activities was $131,000 for the six months ended July 31, 2002 and

$70,000 for the six months ended July 31, 2001, consisting of proceeds from the sale of stock through stock option exercises and purchases under the Employee Stock Purchase Plan.

     We have a $5.0 million secured revolving line of credit from a bank, which expires on October 15, 2002, under which we may borrow against a portion of our accounts receivable. There were no borrowings against this line of credit at July 31, 2002. All borrowings under the line of credit bear interest at the prime rate plus 0.50% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. As of July 31, 2002, we were not in compliance with the minimum net worth covenant associated with the line of credit. Subsequent to July 31, 2002, we received a waiver for the non-compliance through October 15, 2002, the expiration of the line of credit. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and business expansion for the foreseeable future. However, if cash generated by operations is insufficient to satisfy our operating requirements or if we determine to acquire any technology, our cash balances may further decline and we may be required to raise additional funds, through either debt or equity financings. There can be no assurance that we will be able to obtain any financing on terms acceptable to us, if at all.

     Inflation had no material impact on our operations during the six months ended July 31, 2002.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and no longer allows the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of these standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No.142.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and Accounting Principles Board, or APB, Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting requirement to a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 effective February 1, 2002. The adoption of this statement did not have a significant impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to the rescission of SFAS No. 13, Accounting for Leases, are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to the exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No 146 are effective for reorganization activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rate under the facility is variable. However, as of July 31, 2002, we had no borrowings outstanding under our revolving line of credit. To date, we have not entered into any derivative instruments to manage interest rate exposure.

     A portion of our revenue is derived from sales to international customers. Currently, substantially all of our sales to international customers are denominated in U.S. dollars. The only exception to this is sales to certain OEM customers denominated in euros. To date, the revenue derived from these euro-denominated sales has been immaterial and we have not entered into any foreign exchange contracts to hedge currency fluctuations due to the immateriality of the revenue related to these euro-denominated sales. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in those particular countries.

Item 4. Controls and Procedures

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our independent accountants. We have completed such a review and evaluation in connection with the preparation of this quarterly report. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe our internal controls and procedures are effective, we understand that the Securities and Exchange Commission may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

As of July 31, 2002, we had used $16.8 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $8.6 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 23, 2002, we held our annual meeting of shareholders. Set forth below is information regarding the matters submitted for a vote of shareholders at the Meeting, as well as the number of votes cast for, against or withheld from each proposal, including abstentions and broker non-votes.

I.	Proposal to elect three directors as class III directors to serve a three-year term expiring at the annual meeting of the shareholders in 2005:

Name	Votes For	Votes Withheld

C. Harold Gaffin	10,026,534	624,790
Michael E. Kohlsdorf	10,024,102	627,222
Barbara A. Pellow	10,571,264	80,060

     The following are the names and terms of office of the directors whose terms continued after the Meeting: Charles H. Phipps, and Kevin J. McGarity are class I directors whose term will expire at the annual meeting of the shareholders in 2003, and Phillip T. Gianos and E. Neal Tompkins are class II directors whose term will expire at the annual meeting of the shareholders in 2004. In addition, Joseph R. Chinnici joined our board on July 25, 2002 as a class I director.

II.	Proposal to ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2003 fiscal year:

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Total	10,640,959	6,070	0	4,295	0

Item 5. Other Information

     On August 14, 2002, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc., indicating that our common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and is therefore subject to delisting. NASD Rule 4450(a)(5) requires that, for continued quotation on the Nasdaq National Market, a company must maintain a minimum bid price of $1 for at least one day during any period of thirty consecutive business days. Nasdaq rules provide that a listed company is given a period of ninety calendar days to achieve compliance with the minimum bid requirement in order to maintain its listing on the Nasdaq National Market. During the ninety day period, a company would be considered to be in compliance with Nasdaq’s minimum bid price requirements if its minimum bid is $1 or greater for any ten consecutive business days. We are reviewing all options available to us to return to compliance with Nasdaq’s continued listing requirements. There can be no assurance, however, that we will be able to take actions sufficient to bring us back into compliance with the Nasdaq National Market continued listing criteria within the allotted period of time. If we are unable to maintain our listing on the Nasdaq National Market, the price and liquidity of our common stock could be adversely affected and our ability to access the capital markets would likely be more limited.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

T/R Systems filed no reports on Form 8-K during the quarter ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T/R Systems, Inc.

September 13, 2002
/s/ Lyle W. Newkirk

Lyle W. Newkirk Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

     I, Michael E. Kohlsdorf, the Chief Executive Officer of T/R Systems, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
/s/ Michael E. Kohlsdorf

Michael E. Kohlsdorf Chief Executive Officer

     I, Lyle W. Newkirk, the Chief Financial Officer of T/R Systems, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
/s/ LYLE W. NEWKIRK

Lyle W. Newkirk Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002