Form 10-Q
period 2002-10-31
T/R SYSTEMS INC
filed 2002-12-16
CIK 1095594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

As of December 12, 2002, 12,460,915 shares of common stock of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

T/R SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 31,	January 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$7,796	$13,026
Receivables, net	2,473	4,667
Inventories, net	2,392	4,108
Prepaid expenses and other	313	287

Total current assets	12,974	22,088
Property and equipment, net	4,243	6,400

	$17,217	$28,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,271	$2,386
Deferred revenue	711	456
Accrued salaries and wages	762	883
Other liabilities	2,192	788

Total current liabilities	4,936	4,513
Shareholders’ Equity:
Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued or outstanding	—	—
Common stock, $0.01 par value, 88,000,000 shares authorized; 12,460,915 and 12,295,903 shares issued and outstanding, respectively	124	123
Additional paid-in capital	43,661	43,532
Accumulated deficit	(31,504)	(19,680)

Total shareholders’ equity	12,281	23,975

	$17,217	$28,488

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	October 31,		October 31,

	2002	2001	2002	2001

Revenue	$4,022	$3,064	$11,205	$14,523
Operating Expenses:
Cost of imaging systems	2,001	2,515	7,425	7,331
Research and development	1,099	1,945	4,423	5,391
Sales and marketing	1,954	3,046	7,955	8,784
General and administrative	686	1,126	3,343	3,204

Total operating expenses	5,740	8,632	23,146	24,710

Operating loss	(1,718)	(5,568)	(11,941)	(10,187)
Interest income	29	134	117	596

Loss before income tax benefit	(1,689)	(5,434)	(11,824)	(9,591)
Income tax benefit	—	(1,956)	—	(3,444)

Net loss	$(1,689)	$(3,478)	$(11,824)	$(6,147)

Net loss per common share — Basic & Diluted	$(0.14)	$(0.28)	$(0.95)	$(0.50)

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine
	Months Ended
	October 31,

	2002	2001

Operating Activities:
Net loss	$(11,824)	$(6,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,929	1,516
Deferred compensation expense	—	24
Loss on sale of fixed assets	27	—
Changes in assets and liabilities:
Decrease (increase) in receivables	766	(105)
Decrease in inventories	1,716	672
Increase in prepaid expenses and other and other assets	(26)	(29)
Increase in deferred income taxes and other assets	—	(3,453)
Decrease in accounts payable	(1,115)	(430)
Increase (decrease) in deferred revenue	255	(252)
Decrease in accrued salaries and wages	(121)	(525)
Increase (decrease) in other liabilities	1,404	(100)

Net cash used in operating activities	(5,989)	(8,829)
Investing Activities:
Proceeds from sale of assets	683	—
Purchases of property and equipment	(54)	(969)

Net cash provided by (used in) investing activities	629	(969)
Financing Activities:
Net cash provided by financing activities – proceeds from the sale of common stock	130	74

Net decrease in cash and cash equivalents	(5,230)	(9,724)
Cash and Cash Equivalents:
Beginning of period	13,026	26,394

End of period	$7,796	$16,670

Supplemental cash flow information:
Cash paid for income taxes	$—	$83

Cash paid for interest	$1	$—

Noncash investing activities:
Equipment received for payment of engineering fees	$1,440	$3,127

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

     The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2002 and the reported amounts of revenue and expenses during the quarter and nine months then ended. Our actual results could differ from these estimates. Additionally, results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

2. New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and no longer allows the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of these standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We plan to adopt this statement effective February 1, 2003. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to the exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No 146 are effective for reorganization activities initiated after December 31, 2002.

3. Balance Sheet Detail

	October 31,	January 31,
	2002	2002

	(In thousands)
Receivables:
Accounts receivable	$2,744	$5,056
Less allowance for doubtful accounts	271	389

	$2,473	$4,667

Inventories:
Components and supplies	$1,956	$3,715
Finished goods	898	1,355

	2,854	5,070
Less reserve for potential losses	462	962

	$2,392	$4,108

4. Special Charges

     During the quarter ended July 31, 2002, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain non-cash charges totaling $3.7 million during that quarter. The following table summarizes the special charges accrued during the three months ended July 31, 2002, and the activity related to the special charge during the three months ended October 31, 2002 (in thousands):

	Special Charges			Special Charges
	During Three Months			Remaining at
	Ended July 31, 2002	Cash Payments	Other	October 31, 2002

Property and equipment disposal	$1,395	$—	$(1,250)	$145
Facility consolidation	812	(65)	—	747
Inventory reserve adjustment	648	—	(118)	530
Provision for doubtful accounts	350	—	(237)	113
Severance and related charges	153	(93)	—	60
Other	308	(1)	(214)	93

Total	$3,666	$(159)	$(1,819)	$1,668

5. Segment Information

     We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,

	2002	2001	2002	2001

Imaging systems	$3,589	$2,122	$10,000	$9,523
Services	433	942	1,205	5,000

Total	$4,022	$3,064	$11,205	$14,523

     Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include engineering services, customer service plans and other customer services, such as training and product-related consulting.

     Revenue by geographic area is summarized below (in thousands):

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,

	2002	2001	2002	2001

United States	$3,599	$2,275	$9,379	$9,920
Asia	54	621	298	3,154
Europe	226	100	612	1,159
Canada	143	64	902	279
Other foreign countries	—	4	14	11

Total	$4,022	$3,064	$11,205	$14,523

     Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

6. Net Loss Per Common Share

     The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,

	2002	2001	2002	2001

Numerator:
Net loss	$(1,689)	$(3,478)	$(11,824)	$(6,147)
Denominator:
Weighted average shares outstanding — Basic & Diluted	12,460	12,266	12,388	12,251

Net loss per common share — Basic & Diluted	$(0.14)	$(0.28)	$(0.95)	$(0.50)

7. Line of Credit

     We have a $5.0 million secured revolving line of credit from a bank, which expires on December 31, 2002, under which we may borrow against a portion of our accounts receivable. There were no borrowings against this line of credit at October 31, 2002. All borrowings under the line of credit bear interest at the prime rate plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of October 31, 2002, we were not in compliance with the minimum net worth covenant associated with the line of credit. We received a waiver for the non-compliance through December 31, 2002, the expiration of the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2002. Results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2003. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item I and elsewhere in our annual report on Form 10-K.

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

Results of Operations

     The following table presents our operating data as a percentage of revenue:

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,

	2002	2001	2002	2001

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of imaging systems	49.8	82.1	66.3	50.5
Research and development	27.3	63.5	39.5	37.1
Sales and marketing	48.6	99.4	71.0	60.5
General and administrative	17.0	36.7	29.8	22.1

Total operating expenses	142.7	281.7	206.6	170.1

Operating loss	(42.7)	(181.7)	(106.6)	(70.1)
Interest income	0.7	4.4	1.0	4.1

Loss before income tax benefit	(42.0)	(177.3)	(105.6)	(66.0)
Income tax benefit	—	(63.8)	—	(23.7)

Net loss	(42.0)%	(113.5)%	(105.6)%	(42.3)%

Comparison of the Three Months Ended October 31, 2002 and 2001

     Revenue. Revenue was $4.0 million in the quarter ended October 31, 2002, as compared to $3.1 million in the same quarter of the prior year. The increase of $958,000, or 31.3%, was due to an increase in revenue from imaging systems, partially offset by a decrease in revenue from services. Imaging systems revenue increased $1.5 million, from $2.1 million in the quarter ended October 31, 2001 to $3.6 million in the quarter ended October 31, 2002. This increase was primarily due to an increase of $1.4 million in OEM revenue partially offset by a decrease in independent dealer revenue. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels.

     Service revenue decreased $487,000, from $693,000 in the quarter ended October 31, 2001 to $206,000 in the quarter ended October 31, 2002, as a result of fewer non-recurring engineering connectivity projects underway compared to the same period last year.

     As of October 31, 2002, we had a backlog of firm orders totaling $109,000. We expect to fill these orders in the fourth quarter of fiscal 2003. No such backlog existed at October 31, 2001.

     We derived $423,000, or 10.5%, of our revenue from customers outside the United States in the quarter ended October 31, 2002, as compared to $789,000, or 14.7%, in the quarter ended October 31, 2001. This decrease was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses decreased $2.9 million, or 33.5%, from $8.6 million in the quarter ended October 31, 2001 to $5.7 million in the quarter ended October 31, 2002. Operating expenses as a percentage of revenue decreased to 142.7% from 281.7% due to workforce reductions and other personnel attrition. We have reduced our number of employees by 39 people, or 29.1%, since the quarter ended October 31, 2001. In the quarter ended July 31, 2002, we recorded restructuring charges of $3.7 million. The charges are mainly due to a consolidation of facilities in Norcross, Georgia and in Europe, the disposal or expected disposal of print engines, copiers, and other equipment due in part to the facilities consolidation, the write-down of inventory and accounts receivable, and severance for terminated employees. The facility consolidation in Norcross is the result of excess space at our operations and training center. In addition, as our sales channels have changed, we are able to operate with less inventory than in the past and have less need for warehouse space.

     Cost of Imaging Systems. Cost of imaging systems was $2.0 million, or 55.5% of imaging systems revenue, in the quarter ended October 31, 2002, as compared to $2.5 million, or 118.5% of imaging systems revenue, in the same quarter of the prior year. The decrease in cost of imaging systems as a percent of imaging systems revenue was due in part to additional inventory reserves recorded to cost of imaging systems in the quarter ended October 31, 2001. During the quarter ended October 31, 2001, we recorded a non-cash charge of $600,000 for the write down of certain inventory items to their net realizable value.

     Research and Development. Research and development expenses decreased $846,000, or 43.5%, from $1.9 million in the quarter ended October 31, 2001 to $1.1 million in the quarter ended October 31, 2002. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other personnel attrition since October 31, 2001. As the number of print device connectivity projects decreased during the second half of fiscal 2002, it was necessary to eliminate research and development staff personnel who had been added to accommodate the workload of these projects. We believe we have maintained sufficient research and development staff to meet the current level of connectivity projects and to continue to add value to our products.

     Sales and Marketing. Sales and marketing expenses decreased $1.0 million, or 35.9%, from $3.0 million in the quarter ended October 31, 2001 to $2.0 million in the quarter ended October 31, 2002. This decrease was primarily due to a decrease in personnel-related and travel-related expenses as a result of workforce reductions since October 31, 2001.

     General and Administrative. General and administrative expenses in the quarter ended October 31, 2002 were $686,000, as compared to $1.1 million in the same quarter of the prior year. The decrease of $440,000, or 39.1%, was primarily due to a decrease in the provision for doubtful accounts in the quarter ended October 31, 2002 compared to the quarter ended October 31, 2001.

     Interest Income. Interest income decreased $105,000, or 78%, to $29,000 in the quarter ended October 31, 2002 from $134,000 in the same quarter of the prior year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, and to a drop in interest rates compared to the same quarter of the prior year.

     Income Tax Expense (Benefit). During the quarter ended October 31, 2001, we recorded an income tax benefit of $2.0 million as a result of our pre-tax loss of $5.4 million. No such income tax benefit was recorded during the quarter ended October 31, 2002. During the quarter ended January 31, 2002, we established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in fiscal 2002.

     Net Loss and Net Loss per Share. We recorded a net loss of $1.7 million, or $0.14 per share, during the quarter ended October 31, 2002 as compared to a net loss of $3.5 million, or $0.28 per share, during the quarter ended October 31, 2001. As discussed above, no tax benefit was recognized during the quarter ended October 31, 2002. Had no tax benefit been recognized during the quarter ended October 31, 2001, the pro forma net loss for the quarter would have been $5.4 million, or $0.44 per share, compared to $1.7 million, or $0.14 per share, for the quarter ended October 31, 2002.

Comparison of the Nine Months Ended October 31, 2002 and 2001

     Revenue. Revenue for the nine months ended October 31, 2002 was $11.2 million compared to $14.5 million in the first nine months of the prior year. The decrease of $3.3 million, or 22.8%, resulted primarily from a decrease in engineering service fees of $3.6 million in the nine months ended October 31, 2002. Engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress®, decreased as the number of connectivity projects between the two periods decreased. The decrease in engineering service fees was partially offset by an increase in sales of imaging systems of $485,000, or 5.1%, from $9.5 million in the nine months ended October 31, 2001 to $10.0 million in the nine months ended October 31, 2002. OEM imaging systems revenue increased $1.8 million in the nine months ended October 31, 2002 compared to the nine months ended October 31, 2001, primarily due to increased orders from a single OEM. Independent imaging systems revenue decreased $1.5 million in the same period. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels.

     We derived $1.8 million, or 16.3% of our revenue from shipments to customers outside the United States in the nine months ended October 31, 2002, as compared to $4.6 million, or 31.7%, in the nine months ended October 31, 2001. The decrease was primarily due to a decrease in engineering service fees from Asian customers and a decrease in shipments to customers in Europe, partially offset by an increase in shipments to customers in Canada.

     Operating Expenses. Operating expenses decreased $1.7 million, or 6.9%, from $24.7 million for the nine months ended October 31, 2001 to $23.0 million for the nine months ended October 31, 2002. Operating expenses as a percentage of revenue increased to 206.6% from 170.1% due to the decrease in revenue and increase in expenses primarily as a result of the $3.7 million in restructuring charges recorded in the nine months ended October 31, 2002 compared to the $1.1 million in charges recorded in the nine months ended October 31, 2001. Excluding these charges, operating expenses decreased $4.3 million, or 18%, in the nine months ended October 31, 2002 as compared to the nine months ended October 31, 2001.

     Cost of Imaging Systems. Cost of imaging systems for the nine months ended October 31, 2002 was $7.4 million, or 74.2% of imaging systems revenue, as compared to $7.3 million, or 77.0% of imaging systems revenue in the nine months ended October 31, 2001. Excluding non-cash charges of $778,000 recorded in the nine months ended October 31, 2002 and $565,000 in the same period of the prior year, cost of imaging systems was $6.6 million, or 66% of imaging systems revenue, compared to $6.8 million, or 71% of imaging systems revenue, in the same period ended October 31, 2001.

     Research and Development. Research and development expenses decreased $968,000, or 18.0%, to $4.4 million for the nine months ended October 31, 2002 from $5.4 million in the nine months ended October 31, 2001. Excluding a special charge recorded in July 2002 of $564,000, research and development expenses decreased $1.5 million compared to the same nine-month period last year. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other personnel attrition since October 31, 2001, along with a decrease in engineering services in the nine months ended October 31, 2002.

     Sales and Marketing. Sales and marketing expenses for the nine months ended October 31, 2002 were $8.0 million, a decrease of $829,000, or 9.4%, from $8.8 million in the same period in the prior fiscal year. Excluding a special charge of $1.0 million in July 2002, sales and marketing expenses decreased $1.9 million compared to the same period ended October 31, 2001. This decrease was primarily due to a decrease in personnel-related and travel-related expenses as a result of the workforce reduction made since October 31, 2001.

     General and Administrative. Our general and administrative expenses were $3.3 million for the nine months ended October 31, 2002 as compared to $3.2 million in the same period of the prior year. Excluding one-time charges and provisions for doubtful accounts of $1,250,000 recorded in July 2002 and provisions for doubtful accounts of $550,000 recorded in the same period of the prior year, general and administrative expenses were $712,000 lower than the nine months ended October 31, 2001. This decrease is a result of decreases in personnel and travel expenses as a result of the workforce reduction made since October 31, 2001 and a decrease in professional fees.

     Interest Income. Interest income decreased $479,000 to $117,000 for the nine months ended October 31, 2002 from $596,000 for the nine months ended October 31, 2001. The decrease was due to a decrease in the cash available for short-term investment during the period, as we used cash to fund our operations and capital expenditures, and a decrease in interest rates compared to the same period in the prior year.

     Income Tax Benefit. We recorded an income tax benefit of $3.4 million during the nine months ended October 31, 2001 as a result of our pre-tax loss of $6.1 million for that period. No such income tax benefit was recorded during the nine months ended October 31, 2002. During the quarter ended January 31, 2002, we established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in fiscal 2002.

     Net Loss and Net Loss per Share. We recorded a net loss of $11.8 million, or $0.95 per share, during the nine months ended October 31, 2002 as compared to a net loss of $6.1 million, or $0.50 per share, during the nine months ended October 31, 2001. As discussed above, no tax benefit was recognized during the nine months ended October 31, 2002. Had no tax benefit been recognized during the nine months ended October 31, 2001, the pro forma net loss for the period would have been $9.6 million, or $0.78 per share.

Liquidity and Capital Resources

     Cash and cash equivalents were $7.2 million (excluding long-term restricted cash of $612,000) at October 31, 2002, down from $13.0 million at January 31, 2002.

     For the nine months ended October 31, 2002, net cash used in operating activities was $6.0 million as compared to $8.8 million in the first nine months of the prior fiscal year. Cash used in operating activities during the nine months ended October 31, 2002 was primarily due to our net loss for the period. Net cash provided by investing activities, which consists of sales of property and equipment, was $629,000 for the nine months ended October 31, 2002, and net cash used by investing activities, which consists of purchases of property and equipment, was $969,000 for the nine months ended October 31, 2001. Additionally, we received $1.4 million in equipment during the nine months ended October 31, 2002 and $3.1 million during the nine months ended October 31, 2001 as payment for engineering service fees. Thus, total property and equipment additions were $771,000 for the nine months ended October 31, 2002 and $4.1 million for the nine months ended October 31, 2001. Net cash provided by financing activities was $130,000 for the nine months ended October 31, 2002 and $74,000 for the nine months ended October 31, 2001, consisting of proceeds from the sale of stock through stock option exercises and purchases under the Employee Stock Purchase Plan.

     We have a $5.0 million secured revolving line of credit from a bank, which expires on December 31, 2002, under which we may borrow against a portion of our accounts receivable. There were no borrowings against this line of credit at October 31, 2002. All borrowings under the line of credit bear interest at the prime rate plus 0.50% and are secured by our assets. The line of credit requires the maintenance of various covenants, including a restriction on paying dividends. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit is reduced annually by $50,000. As of October 31, 2002, we were not in compliance with the minimum net worth covenant associated with the line of credit. We received a waiver for the non-compliance through December 31, 2002, the expiration of the line of credit.

     During the quarter ended October 31, 2002, we entered into a sale-leaseback transaction for certain print engines that we had previously purchased. The transaction is considered to be an operating lease. The proceeds from the lease were $612,000. The equipment is being leased for a three-year period with the option to purchase the equipment at the fair market value at the end of the lease term. We are deferring the gain of $180,000 from this transaction and recognizing it over 36 months, the life of the lease.

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

     Inflation had no material impact on our operations during the nine months ended October 31, 2002.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations and no longer allows the use of the pooling-of-interests method of accounting. SFAS No. 142 requires that, upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of these standards did not have an impact on our consolidated financial statements because we have not entered into any business combinations and we do not have any assets covered by SFAS No. 142.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We plan to adopt this statement effective February 1, 2003. The adoption of this statement is not expected to have a significant impact on our financial position or results of operations.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to the exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No 146 are effective for reorganization activities initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rate under the facility is variable. However, as of October 31, 2002, we had no borrowings outstanding under our revolving line of credit. To date, we have not entered into any derivative instruments to manage interest rate exposure.

     A portion of our revenue is derived from sales to international customers. Currently, substantially all of our sales to international customers are denominated in U.S. dollars. The only exception to this is sales to certain OEM customers denominated in euros. To date, the revenue derived from these euro-denominated sales has been immaterial, and we have not entered into any foreign exchange contracts to hedge currency fluctuations due to the immateriality of the revenue related to these euro-denominated sales. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in those particular countries.

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures relating to us (including our consolidated subsidiaries) that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. As required by the rules of the Securities and Exchange Commission, we have evaluated our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

     There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

As of October 31, 2002, we had used $17.6 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $7.8 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

Item 5. Other Information

     On November 14, 2002, we transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market. We currently meet all the continued inclusion requirements for listing on the Nasdaq SmallCap Market except for the $1.00 minimum bid price per share requirement. We have a grace period until February 10, 2003 in which we can demonstrate our compliance with the $1.00 minimum bid price per share. Additionally, we may be eligible for an additional 180 calendar day grace period provided that we meet initial listing criteria for the Nasdaq SmallCap Market.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on August 16, 2002, which announced T/R Systems received notification from the Nasdaq Stock Market that the company’s common stock had not maintained the required minimum bid price for continued quotation on the Nasdaq National Market and was subject to delisting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T/R Systems, Inc.

December 16, 2002	/s/ Lyle W. Newkirk

Lyle W. Newkirk Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Michael E. Kohlsdorf, Chief Executive Officer of T/R Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002	/s/ Michael E. Kohlsdorf

Michael E. Kohlsdorf Chief Executive Officer

I, Lyle W. Newkirk, Chief Financial Officer of T/R Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 16, 2002	/s/ Lyle W. Newkirk

Lyle W. Newkirk Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002