Form 10-K
period 2003-01-31
T/R SYSTEMS INC
filed 2003-04-17
CIK 1095594

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 0-29045

T/R Systems, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1958870

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 Oakbrook Drive
Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 448-9008

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value, together with Preferred Share Purchase Rights
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant (based upon the closing price of the registrant’s common stock on July 31, 2002 of $0.70 per share) was $8.7 million. As of April 10, 2003, 12,469,415 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended January 31, 2003 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

     T/R Systems designs, develops and markets innovative software and hardware applications designed to help organizations manage, store, distribute and produce digital documents. We offer two main digital document applications:

•	the MicroPress®, our digital document production output management system; and

•	Digital StoreFront™, our web-based print job submission, management and control application.

     The MicroPress consists of software that enhances the print process, a server and links to production-oriented printers. The MicroPress allows users to automate much of the workflow involved in the printing process, thus eliminating many steps that had been handled manually. Additionally, a process known as clustering allows MicroPress users to link multiple printers to our server resulting in those printers functioning as a unified printing system. Typical users of the MicroPress include corporate, educational or governmental organizations that have in-house printing capabilities, as well as entities that provide print services for a fee.

     Digital StoreFront simplifies print job submission and proofing over the Internet. Digital StoreFront allows print center customers to submit print jobs directly to a print center, review proofs of their job and receive an order confirmation over the Internet or an intranet. Once a job is submitted, Digital StoreFront creates a job ticket and can automatically route the job to a wide range of printing devices or systems or hold the job for scheduling. Digital StoreFront’s users are similar to those of the MicroPress. Digital StoreFront can be sold with the MicroPress or as a stand-alone application.

     Most of our sales to end users are the result of distribution through our original equipment manufacturer, or OEM, reseller network consisting principally of Canon USA, Inc., Minolta Co., Ltd. and Ricoh Corporation, as well as through their subsidiaries and affiliated companies, and our reseller relationship with IKON Office Solutions, Inc. as well as through its subsidiaries and affiliated companies.

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

     The users of output management solutions include:

•	corporate entities — organizations as a whole, as well as their in-house print shops and functional departments;

•	educational institutions — primary, secondary and higher education institutions, including colleges and universities;

•	facilities management companies — service providers that manage print operations for other entities;

•	print-for-pay organizations — quick printers, printing service bureaus, commercial printers and offset printers that provide printing and/or copying services for outside entities;

•	government entities — local, city, state and federal agencies, as well as public utilities; and

•	book publishers — organizations that provide publishing services, including on-demand book publishing.

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

T/R Systems’ Solutions

     T/R Systems’ applications are uniquely positioned to address the needs of customers throughout the output management market. Our applications enable organizations to effectively manage the storage, distribution and production of documents from creation – which could include the conversion of hard copy documents to digital documents – to delivery, whether in hard copy or digital format.

     Production output management needs are met primarily by the MicroPress, our digital document production output management system. The MicroPress uses industry-standard open architecture to provide a cost-effective, high-speed digital document production system capable of producing complex, variable length color and monochrome images. The MicroPress X Series, which consists of the MicroPress SX™, the MicroPress DX™ and the MicroPress MX™, provides users a broader range of options from a simple print management application to a complete production output system. Our Digital StoreFront application simplifies the process of submitting, tracking and routing documents and files over the Internet or a network.

     T/R Systems’ solutions offer the following primary benefits:

     Highly Functional. Our applications offer a high degree of functionality in the areas of clustering, workflow management, job management and document processing. Our clustering capabilities provide the ability to distribute a document among multiple print devices and print at speeds several times faster than a single device could produce independently, regardless of page complexity or variability. The workflow management capabilities of our applications enable a user to manage a document from creation in a native application until final output, providing for smooth and efficient document processing. The job management functionality of our products enables users to, among other things, submit and track jobs over the Internet or a network and provides the ability to route a job to a specific location or locations, including archiving jobs. The document processing capabilities of our applications allow for modifications to be made to a document after it is submitted from its native application, including the insertion of tabs, variable data, document merging, color calibration, electronic collation and imposition.

     Scalable, Configurable and Customizable. Our applications are scalable, configurable and customizable. Users of the MicroPress can add color, monochrome or wide-format print devices, as well as additional distribution locations. The MicroPress SX can route output to up to four print devices, the MicroPress DX can cluster two to four print devices and the MicroPress MX can support up to twelve print devices, including multiple clusters with up to eight print devices in a single cluster. Additionally, users can easily and cost-effectively upgrade from an SX to a DX and from a DX to an MX. Our products can also be customized to meet a user’s specific requirements. Each Digital StoreFront is customized during its implementation to meet the workflow and business needs of each specific customer. In addition, users of any of our applications can add other T/R Systems’ applications and increase functionality seamlessly, without having to replace existing equipment and losing the value of their original investment.

     Flexible and Reliable. Our applications allow users to manage, distribute and produce documents of varying sizes and complexities across multiple locations or to a single location regardless of whether that location is a print device, network folder, e-mail address or file transfer protocol, or FTP, site. Additionally, the MicroPress supports mission-critical print production applications by recognizing available resources and automatically rerouting print jobs if utilized print devices become inoperable, as well as by providing full error recovery, thus ensuring that every page is printed.

     Easy to Use. Our applications are designed to make managing documents and workflow easier, require minimal training for the operator and end user, and seamlessly integrate with other T/R Systems’ applications. Also, Digital StoreFront is designed so that, once implemented, users submitting jobs to print providers can easily navigate the application without training, and much of the processing of the job can be automated to increase a print provider’s efficiency. Finally, we provide user-friendly documentation, manuals and online help.

Our Strategy

     T/R Systems’ objective is to be the leading provider of digital document applications. To achieve this objective, our strategy includes the following key elements:

     Maintain and Expand the Leadership Position of Our Software Functionality. We believe that we have established a leading position based on the functionality of our clustering, web storefront and post-RIP document processing technologies. Post-RIP document processing technologies permit the processing of a document after it has been translated from the language of the document’s native application to the language of the printer using our RIP, or raster image processor, software. Post-RIP processing provides for faster, more efficient document processing. We will continue to leverage our product development efforts by developing new, and improving existing, technologies to provide users with the most advanced and robust digital document management, distribution and production products available.

     Leverage Our Distribution Relationships to Expand Our Business. As of January 31, 2003, our products were distributed internationally principally through our OEM reseller relationships with Canon, Minolta, Ricoh and Lanier Worldwide, Inc. (a subsidiary of Ricoh), as well as through our reseller relationship with IKON. Our intent is to continue to expand these principal reseller relationships and leverage their existing distribution infrastructures with products like the MicroPress X Series, which allows us to reach the low-, mid- and high-volume production output management customers of our resellers, while simplifying their selling process. Additionally, we intend to further leverage our resellers’ established international distribution infrastructures to expand the sales of our products outside North America, specifically in Europe and Asia. Finally, as we develop new products, it is our intention to introduce them through our principal reseller channels to expand the exposure of these new products.

     Increase Our Sales Through Focus on the Most Successful Dealerships. Our experience has shown that certain dealerships within our principal distribution network have a greater technology focus and that those dealerships typically have a better chance of success in selling our products when our sales force assists them. We intend to focus our sales efforts on those dealerships. During the second half of fiscal 2003, our principal resellers have all publicly embraced the strategy of selling their print devices as part of an overall solution containing third party software, including ours. We believe that this software-oriented strategy should result in a broadening of the technological aptitude within the distribution network of our principal resellers, providing additional and improved opportunities for the sale of our products.

     Develop New Applications and Features. As the market for digital document technologies continues to evolve and expand, our intent is to continue to add additional applications and functionality to existing applications, as well as develop additional applications that will work in concert with our existing applications, in order to maintain and expand our market position. We intend to continue to focus on the needs of users of our solutions, as well as the evolution of the markets for digital document management and distribution. For example, Digital StoreFront was developed largely in response to feedback from customers, which led us to modify our existing e-Ticket™ product to include an implementation of a customized web storefront and other features to meet the specific needs of each customer. Our ability to continue to introduce new applications and features that complement our existing products will be critical to our future success.

     Increase Sales Opportunities Through Product Integration. Our products are designed to seamlessly integrate with each other to meet the complex output management needs of our customers. The MicroPress and Digital StoreFront can work in concert with one another to improve and simplify an organization’s ability to manage, store, distribute and produce digital documents. The compatibility of our products with one another allows us to market them as integrated solutions, which provides the opportunity to increase sales to existing customers, as well as increase the appeal of our products to potential customers.

     Expand Internet Functionality. Our Digital StoreFront application currently offers electronic job submission over the Internet or a network and automatic processing of that job. We intend to continue to develop this and other products for customers that require Internet-based document management solutions.

     Focus on Core Technologies and Build on Industry-Standard Open-Architecture Technologies. Our expectation is to continue to use industry-standard technologies, such as Microsoft® Windows® software, the latest Intel® Pentium® processors and Global Graphics’ ScriptWorks® RIP, on an ongoing basis. Our belief is that utilizing standards-based open systems enables us to bring new product features to market more quickly and to permit functionality with a wide variety of computer networks, devices and complementary software. In addition, this approach allows us to quickly upgrade to next-generation computer hardware and software systems, which then allows us to focus on developing the core technologies that differentiate our products.

Our Products

     T/R Systems offers two main digital document management, production and distribution applications: the MicroPress and Digital StoreFront. Each of these stand-alone applications can be seamlessly integrated with our other applications. The MicroPress, which is the foundation of our product offerings, has historically accounted for the majority of our revenue. During fiscal 2003 we began to distribute the MicroPress X Series, which consists of three different models, designed to make the MicroPress accessible to a broader range of customers. Digital StoreFront, which was introduced during fiscal 2002, accounted for less than ten percent of our revenue in fiscal 2003.

The MicroPress

     The MicroPress is a universal server providing digital document production and job management. The MicroPress is a software and hardware solution that is capable of managing multiple print devices as an integrated document production system. Additionally, the MicroPress provides a seamless interface between document creation and submission tools and the connected output devices.

     In the latter half of the fourth quarter of fiscal 2002, we introduced the MicroPress X Series in order to make the MicroPress a cost-effective alternative for a broader range of customers and to simplify the selling process. The MicroPress X Series consists of three models: the MicroPress SX, the MicroPress DX and the MicroPress MX. The MicroPress SX drives up to four black-and-white or color print devices while offering full make-ready capabilities. The SX is tailored to meet the needs of organizations that have low- to mid-volume production output requirements but that still require the flexibility and functionality of a robust document production management system. The MicroPress DX is designed for organizations with mid- to high-volume production needs. With the DX, an organization can cluster two to four black-and-white or color print devices, enabling it to parse large jobs across multiple print devices to maximize productivity. The DX offers full make-ready functionality and can be easily and cost-effectively upgraded as an organization expands its production requirements. The MicroPress MX is designed for mid- to high-volume organizations with complex, mission-critical document output needs. The MicroPress MX supports up to twelve black-and-white or color print devices and provides advanced software functionality in a fully scalable production output system.

     The MicroPress comes equipped with software functionality that shifts the burden of printing and image management tasks from an individual workstation to a centralized server by RIPing the document and providing for additional processing and management of the document in a post-RIP environment. The software functionality offered by the MicroPress includes:

•	Make-ready capabilities. All three models of the MicroPress X Series come equipped with extensive make-ready capabilities that enable users to make job- and page-level changes to a file after it has been RIPped. The job-level make-ready capabilities provide the ability to manipulate how a document appears when printed, including the ability to merge pages from separate files; insert, delete or replace pages; number pages; impose the position of the print on the page and apply variable information for job personalization. The ability to manipulate individual pages within a document includes the capability to cut, copy and paste page content, add lines, arrows or objects to a page, clean and straighten pages and reformat page content to accommodate punching, stapling or other finishing options. Additionally, the MicroPress X Series includes color management tools to ensure consistent and accurate color on all pages and across multiple color print devices.

•	Mission-critical capabilities. The mission-critical capabilities of the MicroPress include universal and cluster printing, as well as error recovery capabilities. Universal printing is the ability to route single or multiple jobs to any number of disparate, connected print devices without reprocessing the job for a specific print device. Cluster printing is the ability to route one or more jobs to multiple similar devices connected to the MicroPress and run those devices as one high-speed device. Cluster printing capabilities come standard on the MicroPress DX and the MicroPress MX and are available as an option on the MicroPress SX. The error recovery capabilities of the MicroPress X Series include the ability to re-route a job to one or more connected print devices if any connected print device becomes inoperable, as well as the ability to recover non-printed pages. Additionally, the MicroPress is capable of notifying the user of certain events, including job initiation, completion and failure.

•	Additional functionality. In addition to the make-ready and mission-critical capabilities described above, the MicroPress MX comes equipped with additional software functionality, including the ability to script jobs, manipulate scanned input and control jobs remotely over the Internet or a network. Job scripting, which is done by our TRueScript™ software application, is the ability to write a customized set of instructions to process a job in the MicroPress and to save this set of instructions for use on future jobs. TRueScript is also available as an option for the MicroPress SX and the MicroPress DX. The ability to manipulate scanned input is provided by our MicroImager™ application. MicroImager provides the ability to process, archive and distribute scanned input from a compliant scanner. MicroImager is also available as an option for the MicroPress SX and the MicroPress DX. Finally, the MicroPress MX offers e-PSM, a software application used to remotely access and control the MicroPress over the Internet or a network.

     The MicroPress connects to monochrome and color digital print devices either by a direct connection or by a network connection. For a direct connection, cabling and a T/R Systems’ Connectivity Kit, consisting of our PrintLink™ and enabling software, are used to allow the MicroPress to interface with supported third-party print devices. For a network connection, enabling software is used to allow the MicroPress to interface with supported third-party print devices over a network. The MicroPress currently connects to print devices from Canon, Hitachi, Kyocera Mita, Minolta, M.G.I., Océ, Ricoh, Toshiba and Hewlett-Packard.

Digital StoreFront

     Digital StoreFront is a fully automated web storefront application that simplifies the process of submitting print jobs over the Internet. Digital StoreFront allows for on-line proofing and automatic routing of a job to a print device or production schedule to help maximize device utilization by the print provider. Each Digital StoreFront is sold with a custom implementation, which customizes the application to meet workflow, job-management and customer needs of each print provider. Digital StoreFront is licensed, hosted and controlled by the print providers, which allows them to further customize their storefront as needed and enables them to maintain the confidentiality of their customers’ documents. Digital StoreFront’s fully automated processes allow the customers of print providers to submit files in their native format over the Internet. A proof of the document is automatically prepared for the customer to review once the job is submitted. Once the customer’s specifications for the job are received, a job ticket is then prepared with all the details of the job, and it can be automatically queued into the print provider’s workflow. Digital StoreFront can automatically route files to any PDF or postscript-compliant printing system, including the MicroPress. Optional features can be added to Digital StoreFront to, among other things, allow for unique pricing for print jobs, provide an on-line catalog, allow credit card billing, design business cards and integrate Digital StoreFront with accounting and billing systems.

Other Products

     In addition to these two core products, we offer a digital imaging software application, MicroImager, which scans hard-copy documents into a digital format and provides the ability to process, archive and distribute the newly created digital documents to the appropriate destination. MicroImager, when combined with a compliant scanner, can create digital documents from scanned input that can be modified to ensure the quality of the presentation of the new scanned document. Once the scanned document has been edited, it can be distributed to destinations, such as print devices, document repositories, FTP sites, e-mail or the MicroPress. MicroImager is sold as an add-on to the MicroPress or as a stand-alone application.

     Additionally, we offer M@estro™, which provides distributed output management and device administration and enables digital document distribution over the Internet or a network. M@estro is configurable and scalable, providing for the management of up to 255 print devices, as well as distribution of output to destinations consisting of networked print devices, the MicroPress, e-mail, networked folders and FTP sites. M@estro employs our patented cluster printing technology for the distribution of documents across managed print devices. With M@estro, users can manage print devices on their networks, monitor consumables levels on those devices, establish custom workflows across the network, cluster multiple network-connected print devices and manage document distribution routes. M@estro is available as a stand-alone application or it can be integrated with our other applications to meet the diverse output management needs of organizations of all sizes.

Manufacturing

     Many of the hardware components of our products are outsourced. These components include PrintLinks™ and the circuit boards incorporated in our products. Additionally, we install our software on customized servers for the MicroPress. T/R Systems then integrates hardware components with internally developed software to create the various configurations of the MicroPress. We also resell scanners purchased from third-party manufacturers under our brand name as part of the MicroPress. Before shipping products to customers, we test both the hardware and software to assure successful integration.

Sales and Marketing

     In fiscal 2003, T/R Systems distributed the MicroPress, Digital StoreFront and related products in North America and internationally through distribution relationships principally with Canon, Minolta, Ricoh, Lanier and IKON. We began distributing through the Canon network in April of 2002 and presently only distribute to Canon’s North American operations. We also presently are only distributing to Lanier in North America. Products are distributed in Europe through Minolta, IKON, Ricoh and M.G.I. France and in Asia though Ricoh and Hitachi Koki, Ltd., as well as through a network of independent dealers. Our sales force consists of regional managers whose principal duties are to facilitate and help close sales through the dealer channels of our resellers. Assisting our regional managers are field analysts, who provide technical support to our regional managers, our resellers and end users. As of January 31, 2003, we had thirteen regional managers throughout the United States, one in Canada and one in each of France, Germany and the United Kingdom. We also had four field analysts in the United States and one in Canada.

     Dealers sell our products to end users and service our products in local geographical areas. In the United States, these dealers typically are:

•	office products, computer and peripheral resellers;

•	copier or graphic arts dealers; or

•	independent service organizations that provide customized software and hardware solutions and specialize in providing services that cannot be obtained through product manufacturers.

     During fiscal 2003, Canon accounted for 25.1%, Ricoh and its affiliated subsidiaries accounted for 19.8% and Minolta accounted for 13.4% of our total revenue.

     Sales shipped internationally were 15.9% of total revenue in fiscal 2003, 30% of total revenue in fiscal 2002 and 19.1% of total revenue in fiscal 2001. Sales shipped internationally to customers in any one country did not exceed 10% of total revenue in any of the last three fiscal years, except that sales shipped to customers in Japan represented 18.9% of our total revenue in fiscal 2002. For additional information on our geographic segments, see note 11 of the notes to our consolidated financial statements included elsewhere in this report.

     As of January 31, 2003, we had a backlog of firm orders totaling $49,000. These orders were shipped in the first quarter of fiscal 2004. At January 31, 2002 we had a backlog of firm orders totaling $45,000, all of which were filled in the first quarter of fiscal 2003.

     As of January 31, 2003, T/R Systems maintained a marketing organization that is responsible for product management, market research, branding, advertising, public relations, events, lead management and channel marketing. We rely upon industry-specific research and customer interaction to assist in marketing planning. Market awareness is enhanced through public relations and trade shows. Our belief is that our reseller relationships further enhance market awareness. In addition, we intend to continue expanding market awareness of our products through consistent promotion of our T/R Systems, MicroPress and Digital StoreFront brands in marketing events, advertising, channel promotions and public relations activities.

Customer Service

     T/R Systems provides an array of services to support and enhance our products, including customer support, dealer and end-user training, installation services, customized product implementations and product-related consulting. We believe that providing quality customer support to our OEM resellers, dealers and end users is critical to customer satisfaction. Resellers are considered the primary support contact for end users, with T/R Systems performing secondary support. We offer service plans, generally for one to three years, which entitle end users to call our customer support organization for assistance. We provide training for MicroPress users at our training facilities and at users’ locations. Each Digital StoreFront sale includes implementation, which customizes the application to meet workflow, job-management and customer needs of each print provider. Our product-related consulting services focus on providing customized software applications that meet the needs of end users, including additional customization of Digital StoreFront after implementation.

Research and Development

     T/R Systems has devoted a significant amount of resources to research and development. Research and development expenses were $5.8 million for fiscal 2003, $7.0 million for fiscal 2002 and $5.1 million for fiscal 2001.

     The markets for our products are characterized by rapid change, and we believe that there are three factors that are critical to the success of our research and development efforts. We must:

•	accelerate the rate of product line expansion in terms of device connectivity and system features;

•	continue to develop software applications and feature enhancements that leverage performance gains realized through the release of new generations of software and hardware; and

•	attract and retain qualified technical professionals.

Intellectual Property

     To be successful, we depend, in part, on the proprietary technology in our products. T/R Systems relies on a combination of patent, copyright, trade secret and trademark laws, and nondisclosure and other contractual restrictions, to protect our proprietary rights. Trade secret and copyright laws provide only limited protection of our software, documentation and other written materials. We hold 14 United States patents and, as of January 31, 2003, had filed for an additional 17 patents in the United States and abroad which have not yet been issued. In addition, to protect our intellectual property and proprietary rights, we:

•	enter into confidentiality and nondisclosure agreements with our employees, consultants and resellers;

•	limit access to, and distribution of, our software and other proprietary information; and

•	employ hardware security devices and unique key codes to limit unauthorized use of our software.

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

     Competition for the MicroPress can be categorized into the following four groups:

•	manufacturers such as Xerox, which currently offer digital copiers that operate as printers through the use of RIPs and controllers, as well as host print computers;

•	high-end electronic printing system vendors that are currently selling systems primarily to commercial and large in-house printers;

•	RIP and controller board providers, whose products enable digital copiers to also function as printers, and which typically operate as OEMs to major, international printing equipment companies; and

•	companies that have products with features similar to our clustering concept.

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

     Digital StoreFront competes with similar available offerings primarily based on functionality and price. The market is highly fragmented and there is no one dominant competitor. Many of these similar offerings are sold as application service provider, or ASP, systems, in which the vendor hosts the storefront for the print provider and charges a periodic or per-transaction fee. T/R Systems believes Digital StoreFront has a competitive advantage over ASP systems in that print providers license and host Digital StoreFront, which enables them to modify their storefront as needed, better ensure the confidentiality of their customers’ information and eliminate transaction fees. Additionally, we do not believe that any of these similar products, whether or not based on an ASP system, offer the functionality and customizability at the price that Digital StoreFront offers.

     We believe that none of our competitors is dominant in our market. Further, we do not believe that any of our competitors have competitively priced products that currently offer all of the capabilities of our applications. Additionally, we believe that none of our competitors provides a solution as complete and fully integrated as we offer. However, in the future, these or other competitors could develop similar or more advanced products than ours.

Employees

     As of January 31, 2003, we had a total of 79 employees, substantially all of whom were full-time. Of our employees, 19 were in research and development, 37 were in sales and marketing and 9 were in customer services, with the remaining 14 in operations, finance and administration. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Risk Factors

We have a history of losses, and we may not be able to achieve or maintain profitability.

     During fiscal 2003, T/R Systems incurred an operating loss of $14.9 million. A loss of $13.4 million was incurred in fiscal 2002. Although we had operating income of $2.5 million in fiscal 2001 and $585,000 in fiscal 2000, prior to fiscal 2000, we incurred operating losses in each fiscal year since our inception. We had an accumulated deficit of $34.5 million as of January 31, 2003, as a result of the fiscal 2003 loss and prior years’ losses. We may not be able to achieve or maintain profitability in the future. Despite cost-saving measures taken in fiscal 2002 and in fiscal 2003, including reductions in headcount, we continue to make investments in research and development, sales and marketing and our operating infrastructure. If we do not increase our revenue to a level that exceeds this spending, we will continue to have operating losses. If our revenue does not grow sufficiently, we will need time to further scale back expenses. If we are not able to react quickly enough to unanticipated decreases in revenue, we will not be able to achieve profitability. We had $6.5 million in cash and cash equivalents at January 31, 2003. During fiscal 2003, net cash used in operating activities was $6.8 million. Although we believe that the cost-saving measures mentioned above will reduce our consumption of cash in fiscal 2004, continued losses could ultimately use the remainder of our cash. In that event, we would be forced to severely curtail our operations or sell our assets.

Our operating results have fluctuated and we expect them to continue to fluctuate, so you should not rely on historical operating results as an indicator of future performance.

     Our operating results have fluctuated from quarter to quarter and year to year in the past, and we expect them to continue to fluctuate in the future. For example, we reported operating income in the first three quarters of fiscal 2001, followed by operating losses in the final quarter of fiscal 2001 and in each quarter of fiscal 2002 and fiscal 2003. As a result, you should not rely on our historical operating results as an indicator of future performance. We may experience further fluctuations in our operating results because of:

•	competitive market conditions for our current products;

•	the level of acceptance of new products we introduce;

•	the general level of sales of printer/copiers which connect to our products;

•	the cost and availability of components of our products;

•	general economic conditions which impact the demand for information technology equipment; and

•	variations in the proportions of hardware and software in systems we sell.

Our common stock has failed to meet the minimum bid requirement of the Nasdaq SmallCap Index, and this could eventually result in a delisting of our stock by Nasdaq.

     In November of 2002, we transferred the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market due to our failure to maintain a minimum bid price of $1 for the required period under the Nasdaq listing rules. If we do not establish a minimum bid price of $1 per share for ten consecutive trading days prior to August 8, 2003, or fail to meet any of the other criteria for inclusion on that date, our common stock would be traded “over the counter,” which could cause our stock price to decline and make it difficult for shareholders to obtain accurate quotations or to dispose of our stock. Further, even if we qualify for continued listing on that date, if we fail to establish a minimum bid price of $1 per share for ten consecutive trading days prior to November 6, 2003, our common stock would be traded “over the counter”.

     In an effort to maintain our Nasdaq listing, our board of directors may recommend that the shareholders vote to effect a reverse stock split during or prior to October 2003. There is no assurance that a reverse stock split would result in establishing a minimum bid price of $1 per share for ten consecutive trading days prior to November 6, 2003. In addition, a reverse stock split could negatively affect our trading volume due to the reduced number of shares that would be outstanding after a reverse stock split. A decline in the overall market capitalization of our stock could occur subsequent to a reverse stock split or subsequent to any announcement that the board of directors has recommended a reverse stock split.

Our stock price has been and may continue to be volatile.

     Our initial public offering was completed in January 2000. Since then, the market price of our common stock has been highly volatile and subject to wide fluctuations. Additionally, in recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes unrelated to their operating performance. These market fluctuations may result in a material decline in the market price of our common stock. In addition to these market fluctuations, there are many factors that are likely to cause the price of our common stock to fluctuate, including:

•	fluctuations in our quarterly operating results;

•	failure of our quarterly operating results to meet the expectations of investors;

•	announcements of technological innovations, new products or significant agreements by us or our competitors;

•	changes in stock market analysts’ recommendations regarding us; and

•	future sales of significant amounts of our common stock.

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

We have historically relied on sales of one product and do not have an alternate source of significant amounts of revenue should demand for this product decline.

     To date, substantially all of our revenue has been generated from one product, the MicroPress. If potential customers choose to purchase competing products, we will lose a substantial amount of revenue. Further, our revenue has been and may continue to be adversely impacted if our customers choose to defer their purchases of the MicroPress. Additionally, this product may not be profitable for other reasons, including pricing pressures or manufacturing difficulties. If the MicroPress is not profitable, we will not be profitable.

We cannot be sure that any of our new products will be commercially successful, or that sales of one product will not negatively impact sales of another.

     In the past, we have introduced products that have not been commercially successful. For example, in fiscal 2001, we introduced e-Ticket, an Internet-based document submission and catalog application. During fiscal 2002, we made available two new products, Digital StoreFront, a fully-automated web storefront application that is designed to improve upon e-Ticket, and M@estro, a software application providing distributed output management and device management. Although these products are now commercially available, to date, our sales of these products have not been significant, and sales of M@estro have been very low. There can be no assurance that these products will receive wide-scale commercial acceptance. Failure of these products to achieve commercial acceptance may result in harm to our reputation, increased costs or lost sales.

We derive an increasingly large percentage of our revenue from our resellers, a large percentage of which is derived from a few resellers; a loss of any of these resellers would reduce our revenue and our results of operations would suffer.

     Since fiscal 1998, our resellers have represented a significant and increasing portion of our revenue. In fiscal 2003, our largest reseller accounted for 25.1% of our total revenue, while sales to all of our resellers accounted for 73.4% of our revenue. Sales to our resellers accounted for 64.2% of our revenue in fiscal 2002 and 62.1% in fiscal 2001. If we lose one of our resellers or they decrease orders of our products, our revenue will decline and our results of operations will suffer. Additionally, a reseller could decrease its orders for our products if demand for its products declines or it chooses to purchase a competitor’s products.

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

     We purchase hardware, such as board components and scanners, from third-party manufacturers and resell it under our brand as part of our applications. In addition, we outsource the manufacturing of some of the hardware components of our products. If those third party manufacturers fail to deliver these products or components, we would have to find alternate suppliers, would incur significant development costs and could experience delays in product shipments. Failure to find alternative suppliers of other components could affect our product availability and sales. Additionally, since we purchase many parts and components from manufacturers in Asia, instability in this region could impact the pricing or availability of these products.

Our market is extremely competitive and many of our competitors have greater market presence and resources than we have.

     The market for our products is extremely competitive, and we expect competition to increase. Many of our existing and potential competitors have longer operating histories, significantly greater resources and greater name recognition than we have. As a result, these competitors may have an advantage over us in gaining market acceptance, may respond more effectively to changes in the market and may be able to devote greater resources to the development, promotion, sale and support of their products. Increased competition could result in a loss of revenue as a result of loss of market share and significant price reductions, which would reduce our profits.

A substantial portion of our revenue is derived from international sales, and these sales are subject to regulatory, political and currency exchange rate risk.

     Shipments to customers outside the United States represented 15.9% of our total revenue in fiscal 2003. Our international revenue could decrease if tariffs, duties or taxes increase the cost of doing business, or of our products, in foreign countries. Our foreign product sales could be limited by the imposition of government controls or political and economic instability, which would result in lower revenues. We may also experience delays in receipt of revenue or increased difficulties in collecting accounts receivable.

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

If our products contain defects, our sales could suffer and we could have increased costs, which would hurt our results of operations.

     Complex products like ours may contain defects or errors that can only be detected when the product is in use. Despite extensive testing of our products, we may release products into the market with undetected errors, which could result in:

•	loss or delay of revenue;

•	loss of market share;

•	diversion of research and development resources; or

•	increased service and warranty costs.

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

     Third parties may file claims against us alleging infringement of their patents, copyrights or other intellectual property rights. Regardless of its merit, an infringement claim against us could:

•	require significant management time and effort;

•	result in costly litigation; or

•	cause product shipment delays.

Further, any claims may require us to enter into royalty or licensing agreements, which may not be obtainable on terms acceptable to us.

Our failure to retain and attract personnel could harm our business, operations and product development efforts.

     Our future success depends, in significant part, upon the continued service of key personnel and our ability to attract, retain and motivate highly qualified employees. In particular, the services of Michael E. Kohlsdorf, our president and chief executive officer; E. Neal Tompkins, our executive vice president and chief technology officer; and Michael W. Barry, our senior vice president, development and engineering, are critical to our business. If we lose any of our key personnel, or fail to attract qualified new employees, our business, operations and product development efforts would suffer. Although we have employment agreements with Messrs. Kohlsdorf and Tompkins, these agreements do not obligate them to remain in our employ. We do not have key man insurance on any of our employees.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     A number of the matters and subject areas discussed in this annual report on Form 10-K that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from T/R Systems’ actual future experience involving any one or more of such matters and subject areas. Such risks and uncertainties include those referred to above in the “Risk Factors” section, as well as:

•	the impact on our revenue of a general economic slowdown;

•	changes in purchasing patterns by our OEM resellers and end users;

•	market acceptance of our technology and new product offerings;

•	general economic conditions in new markets we are targeting or where our resellers are located; and

•	other risks and uncertainties described form time to time in our reports filed with the Securities and Exchange Commission.

These risk factors should be considered by investors when reviewing any forward-looking statements contained in this annual report on Form 10-K, in any of our public filings or press releases, or in any oral statements made by T/R Systems or any of its officers or other persons acting on its behalf. The factors that could affect forward-looking statements are subject to change. We undertake no obligation to update any forward-looking statements.

ITEM 2. PROPERTIES

     T/R Systems leases its principal facility, totaling approximately 52,000 square feet, in Norcross, Georgia under a lease expiring in March 2008. Additionally, we have a training and operations facility totaling approximately 59,000 square feet of warehouse and office space in Norcross, Georgia under a lease that also expires in March 2008. Due to reductions in staff and inventory, and in an effort to lower our overall expenses, we consolidated our Norcross operations into our principal facility during the third quarter of fiscal 2003. We are actively attempting to sublet the training and operations facility or to relinquish the lease obligation. We also lease office and training facilities in Eidenhoven, The Netherlands, as well as office space in Dusseldorf, Germany and Orsay, France. We are currently attempting to sublet the space in Eidenhoven.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that we expect would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Michael E. Kohlsdorf, age 47, has served as our president, chief executive officer and a director since September 1996. From 1993 to September 1996, Mr. Kohlsdorf held a variety of positions at Brock Control Systems, Inc., a sales automation software company, now known as FirstWave Technologies, Inc., most recently serving as president, chief operating officer and chief financial officer.

     Michael T. Liess, age 39, has served as our executive vice president and chief operating officer since April 2002. From January 2001 to February 2002, Mr. Liess served as vice president of direct sales at Gateway Inc., a manufacturer and distributor of personal computers. From October 1998 to December 2000, Mr. Liess served as vice president and general manager at ENCAD, Inc., a manufacturer and distributor of digital printing devices. From September 1990 to October 1998, Mr. Liess held various positions at Océ Inc., a manufacturer and distributor of printing devices, most recently serving as vice president of Western operations.

     E. Neal Tompkins, age 58, is a co-founder of T/R Systems and has served as a director and chief technology officer since our founding in September 1991. Mr. Tompkins served as our president from September 1991 until September 1996, and has served as our executive vice president since that date.

     Lyle W. Newkirk, age 50, joined us in September 1997 and has served as a senior vice president since May 2000, as well as serving as our chief financial officer, secretary and treasurer since November 1997. From 1992 to September 1997, Mr. Newkirk held various positions with Peachtree Software, Inc., a maker of accounting software, which became a subsidiary of Automatic Data Processing, Inc., a provider of technology-based outsourcing solutions, most recently serving as vice president and chief financial officer.

     Michael W. Barry, age 45, has served as our senior vice president, development and engineering since August 1998. From July 1995 to August 1998, Mr. Barry served as our vice president of systems development. Before that, he served as our director of systems development from our founding in September 1991 until July 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock commenced public trading on January 26, 2000 on the Nasdaq National Market under the symbol “TRSI.” On November 14, 2002, we transferred our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market under the same Nasdaq trading symbol. The high and low closing sales prices for our common stock, as reported on the Nasdaq National Market, or on the Nasdaq SmallCap Market for the four quarters of the fiscal years ended January 31, 2003 and 2002 were as follows:

For the Fiscal Year Ended January 31, 2003

Quarter
Ended	High	Low

April 30, 2002	$3.36	$2.00
July 31, 2002	2.00	0.46
October 31, 2002	0.77	0.30
January 31, 2003	0.64	0.32

For the Fiscal Year Ended January 31, 2002

Quarter
Ended	High	Low

April 30, 2001	$8.50	$3.60
July 31, 2001	5.30	2.78
October 31, 2001	3.64	1.79
January 31, 2002	4.00	1.80

     As of April 10, 2003, there were approximately 127 holders of record of our common stock.

Dividends

     We have never paid cash dividends on our common stock. We currently intend to retain our earnings to fund the development and growth of our business. Further, our revolving line of credit does not allow us to declare or pay any cash dividends. Therefore, we currently do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities

     We had no sales of unregistered securities during the fiscal year ended January 31, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Fiscal Year Ended January 31,2003
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,806,490	$3.79	768,828
Equity compensation plans not approved by security holders	—	—	—

Total	2,806,490	$3.79	768,828

Use of Proceeds

     In connection with our initial public offering, the Securities and Exchange Commission, or SEC, declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

     As of January 31, 2003, we had used $18.5 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments was made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $6.9 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes selected consolidated financial data as of and for the five fiscal years ended January 31, 2003. You should read this data in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes.

	Fiscal Year Ended January 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Imaging systems	$12,263	$11,772	$27,093	$20,969	$14,094
Services	2,476	5,846	5,153	1,353	1,753

Total revenue	14,739	17,618	32,246	22,322	15,847
Operating expenses:
Cost of imaging systems	8,962	9,141	12,166	9,487	6,579
Research and development	5,784	7,042	5,078	3,488	3,202
Sales and marketing	10,184	10,923	9,418	6,599	4,891
General and administrative	4,723	3,880	3,101	2,163	1,708

Total operating expenses	29,653	30,986	29,763	21,737	16,380

Operating (loss) income	(14,914)	(13,368)	2,483	585	(533)
Interest income, net	135	673	1,622	117	150
Other expenses	—	—	—	—	(240)

(Loss) income before provision (benefit) for income taxes	(14,779)	(12,695)	4,105	702	(623)
Provision (benefit) for income taxes	—	2,672	(2,229)	25	—

Net (loss) income	$(14,779)	$(15,367)	$6,334	$677	$(623)

Net (loss) income per common share – Basic	$(1.19)	$(1.25)	$0.53	$0.25	$(0.26)

Weighted average shares outstanding – Basic	12,406	12,257	12,008	2,641	2,444

Net (loss) income per common share – Diluted	$(1.19)	$(1.25)	$0.49	$0.07	$(0.26)

Weighted average shares outstanding – Diluted	12,406	12,257	12,886	9,861	2,444

	January 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,542	$13,026	$26,194	$27,314	$1,966
Working capital	5,592	17,575	33,535	31,191	3,892
Total assets	15,295	28,488	45,391	37,172	7,770
Redeemable, convertible preferred stock	—	—	—	—	15,042
Total shareholders’ equity (deficit)	9,329	23,975	39,196	32,249	(10,238)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes. This discussion contains forward-looking statements that involve risks and uncertainties. The statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item 1 of this annual report on Form 10-K and elsewhere in this report.

Overview

     T/R Systems was founded in 1991 as an engineering services company providing consulting services to the printing, copying and multimedia markets. In 1993, we began development of our own products, and in 1995, we introduced the MicroPress, our digital document production management system. Since 1995, we have continually improved the MicroPress by adding software functionality and device connectivity.

     Historically, we have derived our revenue primarily from the sale of imaging systems and related add-on software and hardware for the management, distribution and production of digital documents. Additionally, we receive or have received revenue from:

•	engineering services for the development of technology;

•	the sale of consumable products, such as toner, and replacement parts that support our systems;

•	customer service plans;

•	fees for other customer services, such as training and product-related consulting; and

•	royalties for previously licensed technology.

     Our products are distributed in North America and internationally through OEM distribution relationships, principally with Canon, Minolta, Ricoh and Lanier, as well as through reseller agreements with IKON and through a network of independent dealers. T/R Systems first sold products under an OEM agreement with Minolta in fiscal 2000. We began selling products under an OEM agreement with Ricoh and under reseller agreements with IKON in fiscal 2001, an OEM agreement with Lanier in fiscal 2002, and an OEM agreement with Canon in fiscal 2003.

     Sales shipped internationally were $2.3 million, or 15.9% of revenue, in fiscal 2003. We expect that sales shipped internationally will continue to represent a significant portion of our revenue. Currently, substantially all of our sales are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, our products could become relatively more expensive, which could result in a reduction in our sales in a particular country.

Critical Accounting Policies and Estimates

     Revenue recognition. Imaging systems revenue is recognized based on the guidance in the American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification Of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet the customer’s objectives, such as our Digital StoreFront application, is recognized upon completion of the required customization.

     We recognize engineering service fees for development of technology typically related to the development of a connection between an OEM reseller’s print device and our products. Engineering service fees typically consist of a combination of cash payments and print devices or other equipment, related to the development project, given to us by the OEM resellers in lieu of additional cash payments. The amount of revenue recognized is equal to the total of the market value of the print devices and other equipment and cash received. Engineering service fees are recognized on a percentage-of-completion basis based on the hours of work done on a project as a percent of the total estimated hours required to complete the project, which necessarily involves subjective judgment and may result in fluctuations in quarterly results.

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

Income Taxes. T/R Systems records deferred tax assets as a result of:

•	net operating losses;

•	differences between the basis of assets and liabilities for financial reporting purposes versus their basis for income tax purposes;

•	tax benefits from the exercise of employee stock options subsequent to our public offering; and

•	other tax benefits.

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

     At January 31, 2003, we had approximately $29.8 million in federal income tax net operating loss carryforwards available to offset future income taxes payables, which, if not utilized, expire beginning in 2016. We expect that we will maintain our valuation allowance against our entire deferred tax asset throughout fiscal 2004, although we will review the valuation allowance each quarter.

Consolidated Results of Operations

     The following table presents our consolidated operating data as a percentage of total revenue.

	Fiscal Year Ended
	January 31,

	2003	2002	2001

Imaging systems	83.2%	66.8%	84.0%
Services	16.8	33.2	16.0

Total revenue	100.0	100.0	100.0
Operating expenses:
Cost of imaging systems	60.8	51.9	37.7
Research and development	39.2	40.0	15.8
Sales and marketing	69.1	62.0	29.2
General and administrative	32.0	22.0	9.6

Total operating expenses	201.1	175.9	92.3

Operating (loss) income	(101.1)	(75.9)	7.7
Interest income, net	0.9	3.8	5.0

(Loss) income before taxes	(100.2)	(72.1)	12.7
Provision (benefit) for income taxes	—	15.2	(6.9)

Net (loss) income	(100.2)%	(87.3)%	19.6%

Comparison of Fiscal Years Ended January 31, 2003, 2002 and 2001

     Total Revenue. Revenue decreased to $14.7 million in fiscal 2003, compared to $17.6 million in fiscal 2002 and $32.2 million in fiscal 2001, which represented a 16.5% decrease from fiscal 2002 to fiscal 2003 and a 45.4% decrease from fiscal 2001 to fiscal 2002. The decrease of $2.9 million from fiscal 2002 to fiscal 2003 resulted primarily from a decrease in engineering service fees of $4.2 million, partially offset by an increase in other service revenue and a slight increase in imaging systems revenue. The decrease in revenue of $14.6 million from fiscal 2001 to fiscal 2002 was due to a decrease in imaging systems revenue.

     Imaging systems revenue is derived from the shipment of digital document management and production systems, as well as software, hardware and consumables related to those systems. Our imaging systems revenue increased $500,000, or 4.2%, from $11.8 million in fiscal 2002 to $12.3 million in fiscal 2003. OEM imaging systems revenue increased $3.2 million in fiscal 2003 over fiscal 2002. Imaging systems revenue from independent resellers decreased $2.7 million in the same period. The decrease in sales through independent resellers was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels. Imaging systems revenue decreased $15.3 million, or 56.5%, from $27.1 million in fiscal 2001 to $11.8 million in fiscal 2002, due to decreased orders from our OEM resellers, as well as our independent resellers.

     We recognize services revenue primarily from engineering service fees, customer service plans, training and product-related consulting. During fiscal 2003, services revenue decreased $3.4 million, from $5.8 million in fiscal 2002 to $2.5 million in fiscal 2003, due to a decrease in engineering service fees of $4.2 million in fiscal 2003 compared to fiscal 2002. Engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress, decreased as the number of connectivity projects between the two periods decreased. The decrease in engineering fees was partially offset by an increase of $816,000 for other services from fiscal 2003 compared to fiscal 2002. Service revenues increased $693,000 from fiscal 2001 to fiscal 2002. Engineering service fees increased $833,000 from fiscal 2001 to fiscal 2002, partially offset by decreases in other services revenue.

     During fiscal 2003, we derived $2.3 million, or 15.9%, of our total revenue from sales shipped internationally. This compares to $5.3 million, or 30.0% of total revenue, in fiscal 2002 and $6.2 million, or 19.1% of total revenue, in fiscal 2001. Revenue from sales outside the United States decreased from fiscal 2002 to fiscal 2003 primarily due to a decrease in engineering service fees from Asian customers. Revenue from sales outside the United States also decreased in fiscal 2002 over fiscal 2001 due to a decrease in engineering fees. Revenue from sales shipped internationally as a percent of total revenue decreased as domestic revenue grew at a faster rate than international revenue in fiscal 2003 and 2002 due to greater focus on the domestic market by our OEM resellers, and to a lesser extent through our independent resellers, as well as our more established domestic distribution infrastructure. Revenue from sales shipped internationally was derived from sales in Asia, Europe and Canada in fiscal 2003, fiscal 2002 and fiscal 2001. Fiscal 2002 revenue from sales to Asia represented 19.5% of total revenue. No other region represented more than 10% of revenue in any of the three fiscal years.

     During fiscal 2003, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $4.9 million. The following table summarizes these charges (in thousands):

Property and equipment disposal	$1,821
Facility consolidation	1,410
Inventory reserve adjustment	648
Provision for doubtful accounts	350
Severance and related charges	372
Other	308

Total	$4,909

     Operating Expenses. Operating expenses decreased $1.3 million, or 4.3%, from $31.0 million in fiscal 2002 to $29.7 million in fiscal 2003. Operating expenses increased $1.2 million, or 4.1%, from $29.8 million in fiscal 2001 to $31.0 million in fiscal 2002. Operating expenses as a percentage of revenue were 201.1% in fiscal 2003, 175.9% in fiscal 2002 and 92.3% in fiscal 2001. We have implemented a restructuring plan to reduce costs and preserve cash as a result of our decreased revenue and the continued global economic weakness. We reduced our number of employees by 34 people, or 30.0%, in fiscal 2003 and by 35 people, or 23.7%, in fiscal 2002. During fiscal 2003, we recorded restructuring charges of $4.9 million. Excluding these charges, operating expenses would have decreased $6.2 million in fiscal 2003 over fiscal 2002. The charges are mainly due to a consolidation of facilities in Norcross, Georgia and in Europe, the disposal or expected disposal of print engines, copiers, and other equipment due in part to the facilities consolidation, the write-down of inventory and accounts receivable, and severance for terminated employees. The facility consolidation in Norcross is the result of excess space at our operations and training facility. In addition, as our sales channels have changed, we are able to operate with less inventory than in the past and have less need for warehouse space.

     Cost of Imaging Systems. Cost of imaging systems consists primarily of third party hardware, principally servers, print devices, board components, finished boards and consumables, and third-party software, as well as labor and overhead. Cost of imaging systems was $9.0 million, or 73.1% of imaging systems revenue, in fiscal 2003 as compared to $9.1 million, or 77.7% of imaging systems revenue, in fiscal 2002 and $12.2 million, or 44.9% of imaging systems revenue, in fiscal 2001. The decrease in cost of imaging systems as a percent of imaging systems revenue in fiscal 2003 over fiscal 2002 was primarily due to the transition to an OEM based revenue stream in which the products sold contain a lower amount of hardware, thus lowering the cost of the product. Included in cost of imaging systems were non cash charges of $778,000 and $1.3 million in fiscal 2003 and 2002, respectively, for the write down of print devices and other hardware components in inventory to their net realizable value.

     Cost of imaging systems as a percent of imaging systems revenue increased in fiscal 2002 as compared to fiscal 2001 due the following:

•	during fiscal 2002, we recorded non-cash charges of $1.3 million in cost of imaging systems for the write down of print devices and other hardware components in inventory to their net realizable value, as compared to $182,000 during fiscal 2001;

•	the labor and overhead components of cost of imaging systems increased as a percentage of imaging systems revenue primarily due to a decrease in imaging systems revenue; and

•	imaging systems revenue from sales to our OEM resellers decreased as a percentage of total imaging systems revenue. Systems sold to our OEM resellers have lower levels of hardware content, and thus carry a lower cost of sales, than systems sold to our independent resellers.

     Cost of imaging systems excluding the non-cash charges were $8.2 million in fiscal 2003, $7.8 million in fiscal 2002 and $12.0 million in fiscal 2001.

     Research and Development. Research and development expenses consist primarily of employee salaries and benefits, equipment depreciation, software and hardware supplies used in product development and an allocation of overhead. Research and development costs are expensed as incurred. Research and development expenses were $5.8 million in fiscal 2003, $7.0 million in fiscal 2002 and $5.1 million in fiscal 2001. Research and development expenses represented 39.2% of total revenue in fiscal 2003, 40.0% of total revenue in fiscal 2002 and 15.8% of total revenue in fiscal 2001. Research and development expenses decreased approximately $1.3 million, or

17.9%, from fiscal 2002 to fiscal 2003. Excluding special charges of $900,000 in fiscal 2003, research and development fees decreased $2.1 million, or 30.4%, from fiscal 2003 to fiscal 2002. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other personnel attrition since fiscal 2002. Staffing expenses in research and development decreased $1.5 million, or 31.9%, from fiscal 2002 to fiscal 2003. As the number of print device connectivity projects decreased during the second half of fiscal 2002, it was necessary to eliminate research and development staff personnel who had been added to accommodate the workload of these projects. We believe we have maintained sufficient research and development staff to meet the current level of connectivity projects and to continue to add value to our products. Research and development expenses increased approximately $2.0 million, or 38.7%, from fiscal 2001 to fiscal 2002, due in part to an increase in personnel-related expenses of $756,000 resulting from the hiring of additional research and development personnel during fiscal 2001 and the first quarter of fiscal 2002 to assist in the further development of our products. Also contributing to the increase was an increase of $734,000 in depreciation expense and $295,000 in certain project-related expenses, due primarily to the addition of equipment for the development and testing of connectivity of new print devices to our products.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, technical support and travel-related expenses. Sales and marketing expenses were $10.2 million in fiscal 2003, or 69.1% of total revenue. These expenses were $10.9 million, or 62.0% of total revenue, in fiscal 2002, and $9.4 million, or 29.2% of total revenue, in fiscal 2001. Excluding special charges of $1.2 million in fiscal 2003, sales and marketing expenses were $9.0 million, a decrease of $1.9 million from fiscal 2002. This decrease was primarily due to a decrease in personnel-related and travel-related expenses as a result of the workforce reduction made since fiscal 2002. In fiscal 2003 compared to fiscal 2002, staffing expenses decreased $492,000, or 7.6%, and travel-related expenses decreased $405,000, or 23.7%. Marketing expenses also decreased $581,000, or 79.5%, from fiscal 2002 to fiscal 2003. This was principally the result of reduced trade show expenses during fiscal 2003. The increase from fiscal 2001 to fiscal 2002 was primarily due to an increase in personnel-related expenses of $799,000 as a result of the hiring of additional sales and technical support personnel during fiscal 2001 and the first quarter of fiscal 2002 to support the anticipated growth of our business. Additionally, depreciation and other facilities-related expenses increased by $527,000, primarily due to the expansion of our training and product demonstration facilities during the second half of fiscal 2001.

     General and Administrative. General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses were $4.7 million, or 32.0% of revenue, in fiscal 2003, compared to $3.9 million, or 22.0% of revenue, in fiscal 2002 and $3.1 million, or 9.6% of revenue, in fiscal 2001. General and administrative expenses included the following:

•	special charges and provision for doubtful accounts of $2.0 million in fiscal 2003. General and administrative expenses in fiscal 2003 excluding these items were $2.7 million;

•	an increase in the provision for doubtful accounts of $893,000 in fiscal 2002. General and administrative expenses in fiscal 2002 excluding this provision were $3.0 million; and

•	a provision for doubtful accounts of $140,000 in fiscal 2001. General and administrative expenses in fiscal 2001 excluding this provision were $3.0 million.

     Interest Income, Net. Interest income, net was $135,000 in fiscal 2003, $673,000 in fiscal 2002 and $1.6 million in fiscal 2001. The decreases in interest income from fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002 were due to a decrease in cash available for short-term investments during the last three fiscal years, as we used cash to fund our operations and capital expenditures, as well as lower market interest rates during this period.

     Income Tax Expense (Benefit). We did not record income tax expense in fiscal 2003 as a result of our net loss. In fiscal 2002, we recorded income tax expense of $2.7 million, resulting from the recognition of a valuation allowance for the balance of our deferred tax assets at January 31, 2002. In fiscal 2001, we recognized a $2.2 million benefit for income taxes, which included the recognition of $2.4 million in deferred income tax assets offset by a $198,000 current provision for alternative minimum income taxes.

     Net Income (Loss) and Net Income (Loss) per Share. We recorded a net loss of $14.8 million in fiscal 2003, a net loss of $15.4 million in fiscal 2002 and net income of $6.3 million in fiscal 2001. We recognized a diluted loss of $1.19 per share in fiscal 2003 as compared to diluted loss of $1.25 per share in fiscal 2002 and diluted earnings of $0.49 per share in fiscal 2001. As discussed above, the fiscal 2003 net loss includes special charges relating to our restructuring plan.

Liquidity and Capital Resources

     From inception, we have funded our operations and investments in property and equipment primarily through the sale of equity securities. In January 2000, we completed our initial public offering and received $25.4 million in cash, net of underwriting discounts, commissions and other offering costs.

     Prior to our initial public offering, we funded our operations primarily through the private placement of preferred stock totaling about $16.1 million. We also obtained additional funding through the private placement of our common stock primarily with our founders, other employees and private investors. Prior to our initial public offering, we received $1.2 million through the sale of common stock. During fiscal 2003, fiscal 2002 and fiscal 2001, we received $764,000 from the sale of common stock under our employee stock plans. We had no other sales of stock during fiscal 2003, fiscal 2002 or fiscal 2001.

     Cash and cash equivalents were $6.5 million (excluding long-term restricted cash of $612,000) at January 31, 2003, down from $13.0 million at January 31, 2002.

     Net cash used in operating activities in fiscal 2003 was $6.8 million as compared to net cash used in operating activities in fiscal 2002 of $11.3 million and net cash provided by operating activities of $2.0 million in fiscal 2001. Net cash used in operating activities in fiscal 2003 and fiscal 2002 was the result of net losses of $14.8 million and $15.4 million, respectively. The decrease in net cash used in operating activities from fiscal 2002 to fiscal 2003 was the result of our lower net loss, excluding non-cash special charges, offset by slight decreases in receivables, inventories and accounts payable and an increase in other liabilities. Net cash provided by operating activities was the result of $6.3 million of net income recorded in fiscal 2001, offset by increases in receivables and inventories as a result of the increase in our sales and cost of imaging systems during fiscal 2001.

     Net cash provided by investing activities, which consists of sales of property and equipment, was $580,000 in fiscal 2003. Net cash used in investing activities was $2.2 million in fiscal 2002 and $3.0 million in fiscal 2001, reflecting purchases of property and equipment. The net cash provided by investing activities in fiscal 2003 compared to net cash used in investing activities in fiscal 2002 and fiscal 2001 was primarily due to the following factors:

•	Purchases of property and equipment decreased from fiscal 2001 to fiscal 2002 and from fiscal 2002 to fiscal 2003 as a result of fiscal 2001 and fiscal 2002 spending on leasehold improvements and equipment for a newly leased operations and training center in Norcross, Georgia and for the expansion of office space in our main office building. Purchases of property and equipment were curtailed in fiscal 2003 and fiscal 2002 due in part to the decrease in our number of employees; and

•	During the quarter ended October 31, 2002, we entered into a sale-leaseback transaction for certain print engines that we had previously purchased. The transaction is considered to be an operating lease. The proceeds from the lease were $612,000. The equipment is being leased for a three-year period with the option to purchase the equipment at the fair market value at the end of the lease term. We deferred the gain of $180,000 from this transaction and are recognizing it over 36 months, the life of the lease.

     In addition to our purchases of property and equipment, we capitalized print devices received from our OEM resellers for partial payment of engineering service fees in the amount of $1.9 million in fiscal 2003 and $2.4 million in fiscal 2002. We capitalized $863,000 worth of such equipment in fiscal 2001.

     We have no plans for significant capital expenditures in fiscal year 2004.

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow against portions of our accounts receivable. There were borrowings of $220,000 against this line of credit at January 31, 2003. We repaid the $220,000 in February 2003. There were no borrowings against this line of credit at January 31, 2002 or 2001. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of January 31, 2003, we were not in compliance with the quick ratio covenant associated with the line of credit. However, we subsequently received a waiver from the bank of the non-compliance. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit has been reduced annually by $50,000, and as of January 31, 2003 only $50,000 remained under this obligation.

     Net cash used in financing activities was $259,000 in fiscal 2003 as compared to net cash provided by financing activities of $318,000 in fiscal 2002 and net cash used in financing activities of $81,000 in fiscal 2001. The net cash used in financing activities in fiscal 2003 represented an increase in restricted cash used to secure a lease entered in fiscal 2003, partially offset by the proceeds from sales of common stock through our employee stock plans. The net cash provided by financing activities in fiscal 2002 represented the proceeds from sales of common stock through our employee stock plans, as well as a decrease in restricted cash used to secure a letter of credit, which expired in fiscal 2002. The net cash used in fiscal 2001 was the result of the settlement of a bank overdraft outstanding at the beginning of the fiscal year along with the payment of additional costs from our initial public offering in fiscal 2000. These uses of cash in fiscal 2001 were offset by the proceeds from the sales of our common stock through our employee stock plans.

     We believe that our current cash and cash equivalents and cash generated by operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and business expansion for the current fiscal year. However, if cash generated by operations is insufficient to satisfy our operating requirements, we may be required to raise additional funds, through either debt or equity financings, or further reduce our operations. There can be no assurance that we will be able to obtain any financing on terms acceptable to us, if at all.

     Inflation has had no material impact on our operations to date.

     T/R Systems, Inc. has two wholly owned foreign subsidiaries, T/R Systems Canada Inc. and T/R Systems (Holland) B.V., which we maintain for regulatory and tax compliance in foreign jurisdictions. The results of operations, cash flows and balance sheets of these subsidiaries are consolidated in our financial statements and all significant intercompany transactions and balances are eliminated in consolidation. We have no other subsidiaries which are not consolidated, nor do we have any structured-finance or other special-purpose entities. Additionally, we did not enter into any significant off-balance sheet arrangements or transactions other than operating leases during any of the fiscal years discussed herein.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards did not have an impact on our consolidated financial statements in fiscal 2003.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF, Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not have any material guarantees at January 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe our exposure to market rate fluctuations on our cash equivalents is minor due to the short-term maturities of those investments, typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. As of January 31, 2003, we had borrowings of $220,000 under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure or any other exposures.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this item is contained in our audited consolidated financial statements presented elsewhere in this annual report on Form 10-K as indicated on the index to the audited consolidated financial statements below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated by reference herein. The information required by this item with respect to directors and Section 16(a) reporting is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the Proxy Statement to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information in Part I, Item 5 of this annual report on Form 10-K under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     T/R Systems maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. As required by the rules of the SEC, we have evaluated our disclosure controls and procedures within 90 days of the filing of this annual report, on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

     Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of Form 10-K:

(1)	Consolidated Financial Statements
The information required by this item is included on pages F-1 through F-16 of this annual report on Form 10-K as specified in the index on page F-1.
(2)	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
No additional financial statement schedules are required to be presented.
(3)	Exhibits

Exhibit
Number		Description of Exhibit

3.1	—	Restated Articles of Incorporation of T/R Systems, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
3.1.1	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of T/R Systems, Inc. (incorporated by reference to Exhibit 3.1.1 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
3.2	—	Amended and Restated Bylaws of T/R Systems, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, File No. 333-88439)
4.1	—	Second Amended and Restated Registration Rights Agreement, dated March 31, 1997, among the Company and the Shareholders named therein, as amended by First Amendment to Stock Purchase Agreement, Second Amended and Restated Shareholders’ Agreement and Second Amended and Restated Registration Rights Agreement, dated June 20, 1997, among the Company and the Shareholders named therein (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, File No. 333-88439)
4.2	—	Registration Rights Agreement, dated June 29, 1998, among the Company and the Shareholders named therein (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1, File No. 333-88439)
4.3	—	1999 Registration Rights Agreement, dated September 10, 1999, by and among the Company and the Shareholders named therein (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1, File No. 333-88439)
4.4	—	Rights Agreement, dated as of November 9, 2000, by and between T/R Systems, Inc. and EquiServe Trust Company, N. A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 8-A, File No. 000-29045)
10.1#	—	T/R Systems, Inc. 1992 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8, File No. 333-36910)
10.2#	—	T/R Systems, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8, File No. 333-36918)
10.3#	—	T/R Systems, Inc. 1994 Associates Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8, File No. 333-63012)
10.4#	—	T/R Systems, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8, File No. 333-36934)
10.5#	—	T/R Systems, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s registration statement on Form S-8, File No. 333-63022)

Exhibit
Number		Description of Exhibit

10.6	—	Loan and Security Agreement, dated as of October 17, 1997, by and between Silicon Valley Bank and T/R Systems, Inc., as amended by Loan Modification Agreement, dated as of March 31, 1998, by and between T/R Systems, Inc. and Silicon Valley Bank, as further amended by Second Loan Modification Agreement, dated as of October 16, 1998, by and between T/R Systems, Inc. and Silicon Valley Bank, as further amended by Third Loan Modification Agreement, dated as of January 18, 1999, by and between T/R Systems, Inc. and Silicon Valley Bank, and as further amended by Letter Agreement, dated as of February 2, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.7#	—	Letter Agreement with Mike Kohlsdorf, dated September 6, 1996, as amended by Letter Agreement with Mike Kohlsdorf, dated December 17, 1997 (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.8#	—	Employment Agreement, dated as of September 1, 1992, by and between T/R Systems, Inc. and E. Neal Tompkins (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.9	—	Indemnification Agreement, dated as of March 4, 1994, by and between T/R Systems, Inc. and E. Neal Tompkins (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.11	—	Indemnification Agreement, dated as of March 4, 1994, by and between T/R Systems, Inc. and Charles H. Phipps (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.12†	—	Reseller Agreement, dated as of September 18, 1997, by and between T/R Systems, Inc. and Mita Industrial Co., Ltd., as amended by First Addendum to Reseller Agreement, dated as of September 17, 1998, by and between T/R Systems, Inc. and Mita Industrial Co., Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.13†	—	Supply Agreement, dated as of January 28, 1999, by and between Minolta Co., Ltd. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.14†	—	Agreement, dated as of April 1, 1999, by and between Hitachi Koki Imaging Solutions, Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.15†	—	Agreement, dated as of September 1, 1999, by and between Ricoh Corporation and T/R Systems, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.16	—	Fourth Loan Modification Agreement, dated as of October 15, 1999, by and between T/R Systems, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1, File No. 333-88439)
10.17†	—	Master Assembly and Distribution Agreement, dated as of February 19, 2000, by and between Toshiba America Business Solutions, Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended January 31, 2000)
10.18†	—	Master Assembly and Distribution Agreement, dated July 27, 2000, by and between IKON Office Solutions, Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2000)
10.19†	—	Second Addendum to Reseller Agreement, dated as of August 1, 2000, by and between T/R Systems, Inc. and Kyocera Mita Corporation (formerly Mita Industrial Co., Ltd.) (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000)
10.20	—	Loan Modification Agreement, dated as of October 11, 2000, by and between Silicon Valley Bank and T/R Systems, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000)
10.21	—	Loan Modification Agreement, dated as of December 19, 2000, by and between Silicon Valley Bank and T/R Systems, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)

Exhibit
Number		Description of Exhibit

10.22†	—	Master Development Agreement, dated as of April 10, 2000 (signed January 2001), by and between Minolta Co., Ltd. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
10.22.1†	—	Addendum to Master Development Agreement, dated as of April 10, 2000 (signed January 2001), by and between Minolta Co., Ltd. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.22.1 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
10.22.2†	—	Addendum to Master Development Agreement, dated as of November 20, 2000 (signed January 2001), by and between Minolta Co., Ltd. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.22.2 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
10.22.3†	—	Addendum to Master Development Agreement, dated as of November 20, 2000 (signed January 2001), by and between Minolta Co., Ltd. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.22.3 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
10.23†	—	Master Assembly and Distribution Agreement, dated January 31, 2001, by and between Kyocera Mita America and T/R Systems, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
10.24†	—	Software Development and License Agreement, dated July 31, 2001, by and between Xerox Corporation and T/R Systems, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2001)
10.25†	—	Software & Hardware Development Agreement, effective as of January 1, 2001 (signed August 2001), by and between Canon Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001)
10.26	—	Loan Modification Agreement, dated as of January 8, 2002, by and between Silicon Valley Bank and T/R Systems, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s annual report on Form 10-K for the year ended January 31, 2002)
10.27†	—	Distribution Agreement, dated February 11, 2002, by and between Canon U.S.A., Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2002)
10.28†	—	Master Agreement, effective as of January 2002 (signed February 2002), by and between IKON Office Solutions, Inc. and T/R Systems, Inc. (incorporated by reference to Exhibit 10.28 to the company’s quarterly report or Form 10-Q for the quarter ended April 30, 2002)
10.29#	—	Change of Control Agreements with Michael Liess, Michael Barry, Lyle Newkirk and Neal Tompkins
10.30#	—	Letter Agreement with Michael Liess, dated February 12, 2002, as supplemented by Addendum dated February 15, 2002
21.1	—	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the year ended January 31, 2001)
23.1	—	Consent of Deloitte & Touche LLP
99.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     † Confidential treatment has been requested with respect to portions of this exhibit
# Management agreement or compensatory plan

     (b)  Reports on Form 8-K

On November 15, 2002, we filed a current report on Form 8-K to announce the transfer of the listing of our common stock to the Nasdaq SmallCap Market, which was effective at the opening of business on November 14, 2002 and continued under the Nasdaq trading symbol “TRSI”.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norcross, State of Georgia, on April 16, 2003.

T/R SYSTEMS, INC.

By:	/s/ Michael E. Kohlsdorf Michael E. Kohlsdorf President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael E. Kohlsdorf Michael E. Kohlsdorf	President and Chief Executive Officer (Principal Executive Officer)	April 17, 2003

/s/ Lyle W. Newkirk Lyle W. Newkirk	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 17, 2003

/s/ Charles H. Phipps Charles H. Phipps	Director	April 17, 2003

/s/ Joseph R. Chinnici Joseph R. Chinnici	Director	April 17, 2003

/s/ C. Harold Gaffin C. Harold Gaffin	Director	April 17, 2003

/s/ Philip T. Gianos Philip T. Gianos	Director	April 17, 2003

/s/ Kevin J. McGarity Kevin J. McGarity	Director	April 17, 2003

/s/ Barbara A. Pellow Barbara A. Pellow	Director	April 17, 2003

/s/ E. Neal Tompkins E. Neal Tompkins	Director	April 17, 2003

CERTIFICATIONS

I, Michael E. Kohlsdorf, Chief Executive Officer of T/R Systems, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of T/R Systems, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Michael E. Kohlsdorf Michael E. Kohlsdorf Chief Executive Officer

CERTIFICATIONS

     I, Lyle W. Newkirk, Chief Financial Officer of T/R Systems, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K of T/R Systems, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 17, 2003	/s/ Lyle W. Newkirk Lyle W. Newkirk Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of T/R Systems, Inc.:

We have audited the accompanying consolidated balance sheets of T/R Systems, Inc. and subsidiaries (the “Company”) as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed at Item 15 of this annual report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 3, 2003

T/R SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$6,542	$13,026
Restricted cash	612	—
Receivables, net of allowance of $168 and $389, respectively	1,919	4,667
Inventories, net	2,180	4,108
Prepaid expenses and other	305	287

Total current assets	11,558	22,088
Property and equipment, net	3,737	6,400
Deferred income taxes	—	—
	$15,295	$28,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$220	$—
Accounts payable	1,492	2,386
Deferred revenue	673	456
Accrued salaries and wages	932	883
Other liabilities	2,649	788

Total current liabilities	5,966	4,513
Commitments (Note 10)
Shareholders’ Equity:
Common stock, $0.01 par value, 88,000,000 shares authorized, 12,469,415 and 12,295,903 shares issued and outstanding, respectively	124	123
Additional paid-in capital	43,664	43,532
Accumulated deficit	(34,459)	(19,680)

Total shareholders’ equity	9,329	23,975

	$15,295	$28,488

See notes to consolidated financial statements

T/R SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended January 31,

	2003	2002	2001

Imaging systems	$12,263	$11,772	$27,093
Services	2,476	5,846	5,153

Total revenue	14,739	17,618	32,246
Operating expenses:
Cost of imaging systems	8,962	9,141	12,166
Research and development	5,784	7,042	5,078
Sales and marketing	10,184	10,923	9,418
General and administrative	4,723	3,880	3,101

Total operating expenses	29,653	30,986	29,763

Operating (loss) income	(14,914)	(13,368)	2,483
Interest income, net	135	673	1,622

(Loss) income before provision (benefit) for income taxes	(14,779)	(12,695)	4,105
Provision (benefit) for income taxes	—	2,672	(2,229)

Net (loss) income	$(14,779)	$(15,367)	$6,334

Net (loss) income per common share — Basic	$(1.19)	$(1.25)	$0.53

Net (loss) income per common share — Diluted	$(1.19)	$(1.25)	$0.49

See notes to consolidated financial statements

T/R SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share data)

	Series D
	Preferred Stock		Common Stock		Additional
					Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance — January 31, 2000	—	$—	11,733	$117	$42,839	$(60)	$(10,647)	$32,249
Stock option exercises			471	5	438			443
Employee stock purchase plan exercises			11	—	69			69
Tax benefit from the exercise of stock options					200			200
Additional offering costs of initial public offering					(131)			(131)
Amortization of deferred compensation						32		32
Net income							6,334	6,334

Balance — January 31, 2001	—	—	12,215	122	43,415	(28)	(4,313)	39,196
Stock option exercises			57	1	55			56
Employee stock purchase plan exercises			24	—	62			62
Amortization of deferred compensation						28		28
Net loss							(15,367)	(15,367)

Balance — January 31, 2002	—	—	12,296	123	43,532	—	(19,680)	23,975
Stock option exercises			154	1	123			124
Employee stock purchase plan exercises			19	—	9			9
Net loss							(14,779)	(14,779)

Balance — January 31, 2003	—	$—	12,469	$124	$43,664	$—	$(34,459)	$9,329

See notes to consolidated financial statements

T/R SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended January 31,

	2003	2002	2001

Operating Activities:
Net (loss).income	$(14,779)	$(15,367)	$6,334
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,715	2,197	949
Deferred compensation expense	—	28	32
Loss on sale of fixed assets	242
Changes in assets and liabilities:
Decrease (increase) in receivables	874	12	(3,278)
Decrease (increase) in inventories	1,928	709	(1,338)
(Increase) decrease in prepaid expenses and other assets	(18)	214	(26)
Decrease (increase) in deferred income tax assets	—	2,626	(2,426)
(Decrease) increase in accounts payable	(894)	(606)	1,721
Increase (decrease) in deferred revenue	217	(347)	(224)
Increase (decrease) in accrued salaries and wages	49	(602)	97
Increase (decrease) in other liabilities	1,861	(127)	140

Net cash (used in) provided by operating activities	(6,805)	(11,263)	1,981
Investing Activities:
Proceeds from the sale of assets	839	—	—
Purchases of property and equipment	(259)	(2,223)	(3,020)

Net cash provided by (used in) investing activities	580	(2,223)	(3,020)
Financing Activities:
Increase in borrowing on line of credit	220	—	—
(Increase) decrease in restricted cash	(612)	200	-
(Decrease) increase in bank overdrafts	—	—	(462)
Proceeds from sale of common stock	133	118	512
Costs of initial public offering	—	—	(131)

Net cash (used in) provided by financing activities	(259)	318	(81)
Net decrease in cash and cash equivalents	(6,484)	(13,168)	(1,120)
Cash and Cash Equivalents:
Beginning of year	13,026	26,194	27,314

End of year	$6,542	$13,026	$26,194

Cash paid for interest	$1	$—	$—

Cash paid for income taxes	$—	$83	$173

Supplemental Disclosure of Non-cash Investing Activities:
Equipment received for payment of engineering fees	$1,874	$2,395	$863

See notes to consolidated financial statements

T/R SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

     T/R Systems, Inc. was incorporated in Georgia in September 1991. We design, develop and market innovative software and hardware applications designed to help organizations manage, store, distribute and produce digital documents. We distribute our products in the United States and internationally primarily through distribution relationships with Canon USA, Inc., Minolta Co., Ltd., Ricoh Corporation, Lanier Worldwide, Inc. and IKON Office Solutions, Inc., as well as through a network of independent dealers.

2. Significant Accounting Policies

     Principles of Consolidation — The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents — Cash equivalents are stated at cost, which approximates market value, and include investments in a money market account and government securities with original maturities of three months or less.

     Restricted Cash — During the quarter ended October 31, 2002, we entered into a sale-leaseback transaction for certain print engines that we had previously purchased. The transaction is considered to be an operating lease. The proceeds from the lease were $612,000. The equipment is being leased for a three-year period with the option to purchase the equipment at the fair market value at the end of the lease term. As security for the sale-leaseback, we are required to maintain a certificate of deposit of $612,000. The certificate of deposit is classified as restricted cash through October 31, 2005, the end of the lease term.

     Revenue Recognition — Imaging systems revenue is recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition. We recognize revenue from imaging systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence of fair value. Revenue from products requiring significant customization in order to meet customers’ objectives, such as our Digital StoreFront application, is recognized upon completion of the required customization.

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

     Receivables, Net — Receivables, net include unbilled engineering service fees of $10,000 at January 31, 2003 and $2.1 million at January 31, 2002. The revenue recognition process for these nonrecurring engineering fees was complete, but we could not bill the customers due to contractual terms.

     Research and Development Costs — Research and development costs are charged to expense when incurred. Software development costs are expensed as incurred until technological feasibility is determined. To date, we have expensed all software development costs.

     Inventory — Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

     Property and Equipment — Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the assets, which are generally one and one-half to seven years. Leasehold improvements are amortized over the lesser of useful life or the remaining lease term.

     Product Warranty — We provide for estimated future warranty costs as products are sold.

     Accounts Payable — Accounts payable are valued at cost.

     Income Taxes — Deferred tax assets and liabilities are determined for differences between the financial reporting basis and income tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax rates applicable to the periods in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any impairment losses are reported in the period that the recognition criteria are first applied, based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     Stock-Based Compensation — We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, Statement No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended January 31,

	2003	2002	2001

	(In thousands)
Net (loss) income, as reported	$(14,779)	$(15,367)	$6,334
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,158)	(3,666)	(2,394)

Pro forma net (loss) income	$(17,937)	$(19,033)	$3,940

Earnings per share
Basic – as reported	$(1.19)	$(1.25)	$0.53

Basic – pro forma	(1.45)	(1.55)	0.33

Diluted – as reported	$(1.19)	$(1.25)	$0.49

Diluted – pro forma	(1.45)	(1.55)	0.31

     We have estimated the fair value of options at the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended January 31,

	2003	2002	2001

Expected life (years)	5.5	5.6	5.8
Interest rate	2.8%	3.6%	6.2%
Volatility	114.3%	109.1%	128.8%
Dividend yield	0.0%	0.0%	0.0%

     Net Income or Loss Per Common Share — Net income or loss per common share is computed based on the guidance in SFAS No. 128, Earnings Per Share. Basic net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding plus the dilutive effect of stock options; see note 13.

     Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income — We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components, including revenues, expenses, gains and losses in a full set of general purpose financial statements.

     Fair Value of Financial Instruments — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values, due to the short-term nature of these instruments.

     New Accounting Pronouncements — In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and indicates that the use of the pooling-of-interests method of accounting is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The new standards did not have an impact on our consolidated financial statements in fiscal 2003.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF, Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not have any material guarantees at January 31, 2003. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position or results of operations.

     Reclassifications – Certain amounts in fiscal 2002 and fiscal 2001 have been reclassified to conform to the fiscal 2003 financial statement presentation.

3. Inventories

     Inventories at January 31, 2003 and 2002 consisted of the following:

	January 31,

	2003	2002

	(In thousands)
Components and supplies	$1,901	$3,715
Finished goods	607	1,355

	2,508	5,070
Less reserve for potential losses	328	962

	$2,180	$4,108

4. Property and Equipment

     Property and equipment at January 31, 2003 and 2002 consisted of the following:

	January 31,

	2003	2002

	(In thousands)
Furniture and fixtures	$1,372	$1,462
Equipment and software	5,276	7,878
Leasehold improvements	1,205	1,202

	7,853	10,542
Less accumulated depreciation	4,116	4,142

	$3,737	$6,400

     Depreciation expense was $3,715,000 in fiscal 2003, $2,197,000 in fiscal 2002 and $949,000 in fiscal 2001. Excluding special charges of $1,729,000 million recorded in fiscal 2003, depreciation expense was $1,986,000 in fiscal 2003.

5. Accrued Liabilities

Current liabilities at January 31, 2003 and January 31, 2002 consisted of the following:

	January 31,

	2003	2002

	(In thousands)
Facility exit costs	$1,234	$—
Royalties	226	14
Professional services	132	129
Other	1,057	645

	$2,649	$788

6. Income Taxes

(Loss) income before income taxes for the years ended January 31, 2003, 2002 and 2001 consisted of the following:

	Year Ended January 31,

	2003	2002	2001

	(In thousands)
Domestic	$(14,863)	$(12,776)	$4,059
Foreign	84	81	46

(Loss) income before income taxes	$(14,779)	$(12,695)	$4,105

Provision (benefit) for income taxes for the years ended January 31, 2003, 2002 and 2001 consisted of the following:

	Year Ended January 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$—	$161
State	6	13	30
Foreign	34	32	7

	40	45	198
Deferred:
Federal & state	(5,568)	(4,622)	1,371
Foreign	—	—	—
Change in valuation allowance	5,528	7,249	(3,798)

	—	2,627	(2,427)

Provision (benefit) for income taxes	$—	$2,672	$(2,229)

For the years ended January 31, 2003, 2002 and 2001, the reconciliation between the amounts computed by applying the United States federal statutory tax rate of 34% to (loss) income before income taxes and the actual tax expense follows:

	Year Ended January 31,

	2003	2002	2001

	(In thousands)
Income tax (benefit) expense at statutory rate	$(5,025)	$(4,316)	$1,396
State income tax (benefit) expense, net of federal income tax benefit	(692)	(376)	123
Change in valuation allowance	5,528	7,249	(3,798)
Other	189	115	50

Provision (benefit) for income taxes	$—	$2,672	$(2,229)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at January 31, 2003 and 2002 are summarized below:

	January 31,

	2003	2002

	(In thousands)
Current deferred tax assets:
Accounts receivable	$62	$144
Accrued liabilities	134	148
Deferred revenue	110	166
Inventory	129	356

Total current deferred tax assets	435	814

Long term deferred tax assets:
Net operating loss carryforwards	11,350	6,078
Deferred rent	49	31
Other assets	531	248
Property and equipment	412	78

Total long-term deferred tax assets	12,342	6,435

Total deferred tax assets	12,777	7,249
Valuation allowance	(12,777)	(7,249)

Net deferred tax assets	$—	$—

     At January 31, 2003 and 2002, net deferred tax assets were fully offset by a valuation allowance. In estimating the realization of our deferred tax assets, we consider both positive and negative evidence and give greater weight to evidence that is objectively verifiable. Due to our cumulative losses, we believe that the future realization of our deferred tax assets is uncertain. The valuation allowance increased by $5.5 million in fiscal 2003, increased by $7.2 million in fiscal 2002 and decreased by $3.8 million in fiscal 2001.

     At January 31, 2003, we had approximately $29.8 million in federal income tax net operating loss carryforwards available to offset future income taxes payable which, if not utilized, expire beginning in 2016 through 2023. The utilization of these net operating loss carryforwards depends primarily on the recognition of taxable income in future years. Our net operating loss carryforwards and related expiration dates are summarized below:

Year of Expiration —
Year Ending January 31,	Amount

(In thousands)
2016	$1,578
2017	674
2018	1,075
2019	64
2022	12,760
2023	13,692

7. Special Charges

     During the last half of fiscal 2003, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $4.9 million during fiscal 2003. The following table summarizes restructuring charges through January 31, 2003 and activities related to accrued restructuring charges (in thousands):

		Additions
		to Reserve;
		Charged to
	Balance 1/31/02	Expenses	Cash Payments	Other	Balance 01/31/03

Property and equipment disposal	$—	$1,821	$—	$(1,729)	$92
Facility consolidation	—	1,410	(176)	—	1,234
Inventory reserve adjustment	—	648	—	(252)	396
Provision for doubtful accounts	—	350	—	(341)	9
Severance and related charges	—	372	(153)	—	219
Other	—	308	(1)	(244)	63

Total	$—	$4,909	$(330)	$(2,566)	$2,013

Of the special charges of $4.9 million, $800,000 was charged to cost of imaging systems, $1.2 million was charged to sales and marketing, $900,000 was charged to research and development and $2.0 million was charged to general and administration. The column labeled “Other” on the above table refers to disposals of property and equipment, adjustment to reserves and write-offs recorded in fiscal year 2003.

8. Credit Facility

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow against portions of our accounts receivable. There were borrowings of $220,000 against this line of credit at January 31, 2003. We repaid the $220,000 in February 2003. There were no borrowings against this line of credit at January 31, 2002 or 2001. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of January 31, 2003, we were not in compliance with the quick ratio covenant associated with the line of credit. However, we subsequently received a waiver from the bank of the non-compliance. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line. In April 1998, we issued a $250,000 letter of credit under this facility in connection with an operating lease obligation. This letter of credit has been reduced annually by $50,000, and as of January 31, 2003 only $50,000 remained under this obligation.

9. Shareholders’ Equity

     Preferred Stock — We are authorized to issue up to 12,000,000 shares of $0.01 par value preferred stock. As of November 2000, we had designated 880,000 shares as Series A Junior Participating Preferred Stock. No shares of this junior participating preferred stock were issued or outstanding at January 31, 2003.

     Common Stock — We are authorized to issue up to 88,000,000 shares of $0.01 par value common stock.

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

     Stock Option Plans — At January 31, 2003, we had stock option plans that provide for the granting of stock options to officers, employees, and key persons to purchase up to 5,827,273 shares of our common stock, of which options to purchase up to 726,686 shares were available for future grants. The plans allow for the grant of both incentive and nonqualified stock options. The exercise price of the incentive stock options may not be less than fair market value of the stock on the date of grant. Generally, these options are exercisable ratably over three or four years and expire at the earlier of three months after the optionee’s employment terminates or after ten years from the date of grant.

     Under our 1994 associates stock option plan, as amended, we may issue, to nonemployees who act as directors, consultants or advisors, nonqualified stock options to purchase up to 80,303 shares of our common stock, of which options to purchase up to 42,142 shares were available for future grants at January 31, 2003. Generally, these options are exercisable as early as six months from the date of the grant and expire at the earlier of three months after the nonemployee ceases to be associated with T/R Systems or ten years from the date of grant.

     The following table presents the activity in the above plans:

	Year Ended January 31,

	2003			2002			2001

			Weighted-			Weighted-			Weighted-
			Average			Average			Average
			Exercise			Exercise			Exercise
	Shares		Price	Shares		Price	Shares		Price

	(Shares in thousands)
Options outstanding as of the beginning of the period	2,356		$5.17	1,734		$6.88	1,484		$2.83
Granted	1,143		2.95	1,168		2.95	835		10.75
Exercised	(159)		0.99	(57)		0.99	(470)		0.92
Forfeited	(534)		6.43	(489)		6.43	(115)		7.04

Options outstanding as of the end of the period	2,806		3.78	2,356		5.17	1,734		6.88

Options exercisable as of the end of the period	1,029		5.19	885		4.36	591		2.02

Weighted-average fair value of options granted during the year		$0.94			$2.26			$9.26

     The following table summarizes information about stock options outstanding at January 31, 2003:

	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	January 31,	Contractual	Exercise	January 31,	Exercise
Exercise Prices	2003	Life (Years)	Price	2003	Price

(Shares in thousands)
$0.17 to $1.01	1,080	7.7	$0.65	353	$0.82
1.80 to 3.30	735	8.7	2.35	187	2.44
3.87 to 4.95	442	7.6	3.95	143	4.10
5.78 to 6.60	104	6.5	6.44	67	6.46
8.25 to 10.00	91	6.7	9.52	74	9.69
11.00 to 13.55	268	5.7	12.89	156	12.91
17.00	86	6.0	17.00	49	17.00

$0.17 to $17.00	2,806	7.6	3.79	1,029	5.19

     During the year ended January 31, 1998, we recorded $130,000 in deferred compensation, which represented the excess of the estimated market value of our common stock over the exercise price of stock options granted at date of grant. Deferred compensation is amortized over the vesting period of the stock options, which is four years. Compensation expense related to stock options was $28,000 in fiscal 2002 and $32,000 in fiscal 2001. There was no compensation expense related to stock options in fiscal 2003.

     Employee Stock Purchase Plan – During fiscal 2001, our shareholders approved our 2000 employee stock purchase plan with an initial reserve of 200,000 shares of our common stock. The plan allows eligible employees to purchase shares of our common stock at 85% of the lower of the fair market value of our common stock on the first or last day of an offering period through payroll deductions of up to 10% of each employee’s compensation. Offering periods typically last six months. The plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. We sold 19,299 shares of our common stock under this plan in fiscal 2003, 24,918 in fiscal 2002 and 10,858 shares in fiscal 2001.

10. Commitments

     We lease existing office facilities and equipment under operating lease agreements, which have terms expiring through 2010. We have the option to renew two of our facility leases for one five-year term at the expiration of the original term. The future noncancelable minimum rent schedule for these leases is as follows:

Year Ending January 31,	Amount

(In thousands)
2004	$890
2005	864
2006	779
2007	669
2008	702
Thereafter	189

Total	$4,093

     Rent expense was $2.3 million for fiscal 2003, $753,000 for fiscal 2002 and $556,000 for fiscal 2001. Excluding special charges of $1.4 million recorded in fiscal 2003, rent expense was $900,000 in fiscal 2003.

11. Segment Information

     We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue by geographic area is summarized below:

	Year Ended January 31,

	2003	2002	2001

	(In thousands)
United States	$12,397	$12,331	$26,091
Asia	394	3,432	2,155
Europe	871	1,364	2,494
Canada	1,063	479	1,505
Other foreign countries	14	12	1

Total	$14,739	$17,618	$32,246

     Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

     For the year ended January 31, 2003, our three largest customers represented 25.1%, 19.8% and 13.4% of our total revenue. For the year ended January 31, 2002, our largest customer represented 22.4% of our total revenue. For the year ended January 31, 2001, our three largest customers represented 20.8%, 18.7% and 12.7% of our total revenue. At January 31, 2003, four customers represented 21.8%, 15.2%, 12.7% and 11.8% of our total receivables. At January 31, 2002, two customers represented 26.2% and 19.6% of our total receivables. At January 31, 2001, two customers represented 20.3% and 11.5% of our total receivables.

12. Employee Retirement Saving Plan

     We have a pretax saving plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation, not to exceed the maximum IRS deferral amount. Our discretionary contribution is determined by our board of directors. Historically, we have matched 50% of each participant’s contribution, up to 6% of the participant’s compensation. Our contributions vest for each employee ratably over four years beginning on the employee’s date of hire. We suspended matching employee contributions in July 2002 in an effort to preserve cash. We contributed $160,000 to the plan during fiscal 2003, $216,000 during fiscal 2002 and $181,000 during fiscal 2001.

13. Net Income (Loss) Per Common Share

     The following table summarizes the computation of basic and diluted net income (loss) per common share:

	Year Ended January 31,

	2003	2002	2001

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(14,779)	$(15,367)	$6,634

Net income (loss) applicable to common shareholders — Basic & Diluted	(14,779)	(15,367)	6,634

Denominator:
Weighted average shares outstanding — Basic	12,406	12,257	12,008
Effect of outstanding stock options	—	—	878

Total — Diluted	12,406	12,257	12,886

Net income (loss) per common shares — Basic	$(1.19)	$(1.25)	$0.53

Net income (loss) per common and common equivalent shares — Diluted	$(1.19)	$(1.25)	$0.49

     For the years ended January 31, 2003, 2002 and 2001, the historical diluted computations exclude the effects of all stock options which were antidilutive. At each corresponding period ended January 31, 2003, 2002 and 2001, common shares issuable under these arrangements which were antidilutive were 1,348,370, 2,356,000 and 706,000.

14. Unaudited Quarterly Consolidated Financial Data

     The following tables summarize our supplemental unaudited quarterly consolidated financial data for fiscal 2003 and fiscal 2002:

	Quarter Ended

	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003

	(In thousands, except per share amounts)
Total revenue	$3,262	$3,921	$4,022	$3,534
Operating loss	(3,309)	(6,914)	(1,718)	(2,973)
Net loss	(3,263)	(6,872)	(1,689)	(2,955)
Net loss per common share – Basic & Diluted	$(0.27)	$(0.55)	$(0.14)	$(0.24)

	Quarter Ended

	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002

	(In thousands, except per share amounts)
Total revenue	$5,894	$5,565	$3,064	$3,095
Operating loss	(2,656)	(1,963)	(5,568)	(3,181)
Net loss	(1,522)	(1,147)	(3,478)	(9,220)
Net loss per common share – Basic & Diluted	$(0.12)	$(0.09)	$(0.28)	$(0.75)

SCHEDULE II

T/R SYSTEMS, INC.

Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to			Balance at
	Beginning	Costs and	Charged to		End of
Description	of Period	Expenses	Other Accounts	Deductions(1)	Period

Year ended January 31, 2003 allowance for doubtful accounts	$389	$365	$—	$(586)	$168
Year ended January 31, 2002 allowance for doubtful accounts	300	893	—	(804)	389
Year ended January 31, 2001 allowance for doubtful accounts	150	140	12	(2)	300
Year ended January 31, 2003 allowance for inventory obsolescence	$962	$590	$—	$(1,224)	$328
Year ended January 31, 2002 allowance for inventory obsolescence	499	1,309	—	(846)	962
Year ended January 31, 2001 allowance for inventory obsolescence	421	182	—	(104)	499

(1)	Deductions represent write-offs to the respective reserve accounts.

S-1