Form 10-Q
period 2003-04-30
T/R SYSTEMS INC
filed 2003-06-12
CIK 1095594

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of June 12, 2003, 12,469,415 shares of common stock of the registrant were outstanding.

TABLE OF CONTENTS

		Page

PART I
Item 1	Unaudited Consolidated Financial Statements	2
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4	Controls and Procedures	13
PART II
Item 2	Changes in Securities and Use of Proceeds	14
Item 6	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

T/R SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30,	January 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,552	$6,542
Restricted cash	502	612
Receivables, net	2,236	1,919
Inventories, net	2,041	2,180
Prepaid expenses and other	412	305

Total current assets	9,743	11,558
Property and equipment, net	3,378	3,737

	$13,121	$15,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$220
Accounts payable	1,260	1,492
Deferred revenue	680	673
Accrued salaries and wages	633	932
Other liabilities	2,258	2,649

Total current liabilities	4,831	5,966
Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued or outstanding	—	—
Common stock, $0.01 par value, 88,000,000 shares authorized; 12,469,415 and 12,364,206 shares issued and outstanding, respectively	124	124
Additional paid-in capital	43,664	43,664
Accumulated deficit	(35,498)	(34,459)

Total shareholders’ equity	8,290	9,329

	$13,121	$15,295

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three
	Months Ended
	April 30,

	2003	2002

Revenue	$3,805	$3,262
Operating Expenses:
Cost of imaging systems	1,501	2,098
Research and development	877	1,441
Sales and marketing	2,036	2,339
General and administrative	443	693

Total operating expenses	4,857	6,571

Operating loss	(1,052)	(3,309)
Interest income	13	46

Loss before income taxes	(1,039)	(3,263)
Income taxes	—	—

Net loss	$(1,039)	$(3,263)

Net loss per common share — Basic & Diluted	$(0.08)	$(0.27)

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three
	Months Ended
	April 30,

	2003	2002

Operating Activities:
Net loss	$(1,039)	$(3,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	420	604
Loss on sale of fixed assets	3	—
Changes in assets and liabilities:
Increase in receivables	(332)	(420)
Decrease in inventories	139	256
Increase in prepaid expenses and other	(107)	(153)
Decrease in accounts payable	(232)	(410)
Increase (decrease) in deferred revenue	7	(22)
Decrease in accrued salaries and wages	(299)	(138)
Increase (decrease) in other liabilities	(391)	129

Net cash used in operating activities	(1,831)	(3,417)
Investing Activities:
Proceeds from the sale of assets	7	—
Purchases of property and equipment	(56)	(134)

Net cash used in investing activities	(49)	(134)
Financing Activities:
Repayment of line of credit	(220)	—
Decrease in restricted cash	110	—
Proceeds from the sale of common stock	—	74

Net cash used in (provided by) investing activities	(110)	74
Net decrease in cash and cash equivalents	(1,990)	(3,497)
Cash and Cash Equivalents:
Beginning of period	6,542	13,026

End of period	$4,552	$9,529

Supplemental cash flow information:
Cash paid for income taxes	$—	$—

Cash paid for interest	$1	$1

Noncash investing activities:
Equipment received for payment of engineering fees	$15	$266

See notes to consolidated financial statements

T/R SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The unaudited interim consolidated financial statements of T/R Systems, Inc., presented herein, have been prepared on the same basis as the audited consolidated financial statements contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2003 and should be read in conjunction with those audited consolidated financial statements and the notes thereto. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our financial position and the results of our operations and cash flows for the interim periods, have been made.

     The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2003 and the reported amounts of revenue and expenses during the quarter then ended. Our actual results could differ from these estimates. Additionally, our results for the quarter ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     Stock-Based Compensation — We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Quarter Ended April 30,

	2003	2002

Net loss, as reported	$(1,039)	$(3,263)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(402)	(598)

Pro forma net loss	$(1,441)	$(3,861)

Loss per share
Basic – as reported	$(0.08)	$(0.27)

Basic – pro forma	(0.12)	(0.31)

Diluted – as reported	$(0.08)	$(0.27)

Diluted – pro forma	(0.12)	(0.31)

     We have estimated the fair value of options at the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Quarter Ended April 30,

	2003	2002

Expected Life (years)	5.5	5.5
Interest rate	2.8%	2.8%
Volatility	111.3%	114.3%
Dividend yield	0.0%	0.0%

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF, Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs, as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. Since the company does not have any material guarantees at April 30, 2003, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The provisions of FIN 46 are effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities created after January 31, 2003. We do not currently hold any interest in variable interest entities.

3. Balance Sheet Detail

	April 30,	January 31,
	2003	2003

	(In thousands)
Receivables:
Accounts receivable	$2,359	$2,087
Less allowance for doubtful accounts	123	168

	$2,236	$1,919

Inventories:
Components and supplies	$1,714	$1,901
Finished goods	580	607

	2,294	2,508
Less reserve for potential losses	253	328

	$2,041	$2,180

4. Special Charges

     During the last half of fiscal 2003, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $4.9 million during fiscal 2003. The following table summarizes restructuring charges through April 30, 2003 and activities related to accrued restructuring charges (in thousands):

		Additions
		to Reserve;
	Balance	Charged to	Cash		Balance
	1/31/03	Expenses	Payments	Other	04/30/03

Property and equipment disposal	$92	$—	$—	$(92)	$—
Facility consolidation	1,234	—	(98)	—	1,136
Inventory reserve adjustment	396	—	—	(75)	321
Provision for doubtful accounts	9	—	—	(9)	—
Severance and related charges	219	—	(212)	—	7
Other	63	—	—	(55)	8

Total	$2,013	$—	$(310)	$(231)	$1,472

5. Segment Information

     We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

	For the Three Months
	Ended April 30,

	2003	2002

Imaging systems	$3,473	$2,748
Services	332	514

Total	$3,805	$3,262

     Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

     Revenue by geographic area is summarized below (in thousands):

	For the Three Months
	Ended April 30,

	2003	2002

United States	$3,341	$2,579
Asia	46	124
Europe	242	277
Canada	176	274
Other foreign countries	—	8

Total	$3,805	$3,262

     Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

6. Net Loss Per Common Share

     The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months
	Ended April 30,

	2003	2002

Numerator:
Net loss	$(1,039)	$(3,263)
Denominator:
Weighted average shares outstanding — Basic & Diluted	12,469	12,303

Net loss per common share — Basic & Diluted	$(0.08)	$(0.27)

7. Line of Credit

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow based on a percentage of our accounts receivable. There were no borrowings under this line of credit at April 30, 2003. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of April 30, 2003, we were in compliance with our covenants associated with the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2003. Results for the quarter ended April 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2004. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item I and elsewhere in our annual report on Form 10-K.

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

     At January 31, 2003, we had approximately $29.8 million in federal income tax net operating loss carryforwards available to offset future income taxes payable which, if not utilized, expire beginning in 2016 through 2023. The utilization of these net operating loss carryforwards depends primarily on our achievement of taxable income in future years.

Results of Operations

     The following table presents our operating data as a percentage of revenue:

	For the Three Months
	Ended April 30,

	2003	2002

Revenue	100.0%	100.0%
Operating expenses:
Cost of imaging systems	39.5	64.3
Research and development	23.0	44.2
Sales and marketing	53.5	71.7
General and administrative	11.6	21.2

Total operating expenses	127.6	201.4

Operating loss	(27.6)	(101.4)
Interest income	0.4	1.4

Loss before income taxes	(27.2)	(100.0)
Income taxes	—	—

Net loss	(27.2)%	(100.0)%

Comparison of the Three Months Ended April 30, 2003 and 2002

     Revenue. Revenue was $3.8 million in the quarter ended April 30, 2003, as compared to $3.3 million in the same quarter of the prior year. The increase of $543,000, or 16.6%, was due to an increase in sales of imaging systems and related products, partially offset by a decrease in revenue from services. Imaging systems revenue increased $725,000, or 26.4%, from $2.7 million in the quarter ended April 30, 2002 to $3.5 million in the quarter ended April 30, 2003. The increase in imaging systems revenue was primarily due to an $812,000 increase in sales through our OEM reseller channels, partially offset by a decrease in independent dealer revenue. The increase in sales through OEM channels was due in part to a shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels.

     Service revenue decreased $182,000, or 35.4%, from $514,000 in the quarter ended April 30, 2002 to $332,000 in the quarter ended April 30, 2003. This decrease is primarily due to a decrease in engineering service fees, partially offset by increases in installation services, support revenue and training revenue. The decrease in engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress®, was due to a decrease in the number of connectivity projects between the two quarters. During the quarter ended April 30, 2002, we derived $350,000 from connectivity projects for both new and existing OEM partners, most of which were completed during fiscal 2003. We derived $142,000 from connectivity projects during the quarter ended April 30, 2003.

     Revenue derived from shipments to customers outside the United States was $464,000, or 12.2% of revenue, in the quarter ended April 30, 2003, as compared to $683,000, or 20.9% of revenue, in the quarter ended April 30, 2002. The decrease in international revenue as a percent of total revenue was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses decreased $1.7 million, or 26.1%, from $6.6 million in the quarter ended April 30, 2002 to $4.9 million in the quarter ended April 30, 2003. Operating expenses as a percentage of revenue decreased to 127.6% from 201.4% due to the increase in revenue between the two quarters as well as ongoing cost reduction activities including the restructuring plan implemented in fiscal 2003. We have reduced our number of employees by 31 people, or 28.2%, from April 30, 2002 to April 30, 2003. During fiscal 2003, we recorded $4.9 million in restructuring charges. The charges are mainly due to a consolidation of facilities in Norcross, Georgia and in Europe, the disposal or expected disposal of print engines, copiers, and other equipment due in part to the facilities consolidation, the write-down of inventory and accounts receivable, and severance for terminated employees. The facility consolidation in Norcross is the result of excess space at our operations and training center. In addition, as our sales channels have changed, we are able to operate with less inventory than in the past and have less need for warehouse space.

     Cost of Imaging Systems. Cost of imaging systems was $1.5 million, or 45.5% of imaging systems revenue, in the quarter ended April 30, 2003, as compared to $2.1 million, or 76.3% of imaging systems revenue, in the same quarter of the prior year. The decrease in cost of imaging systems as a percent of imaging systems revenue in the quarter ended April 30, 2003 over the quarter ended April 30, 2002 was primarily due to the transition to an OEM based revenue stream in which the products sold contain a lower amount of hardware, thus lowering the cost of the product. Also contributing to this decrease was the sale of obsolete inventory, primarily print devices, at or near its cost basis, during the quarter ended April 30, 2002. These sales were necessary to liquidate inventory that would not have been sold otherwise.

     Research and Development. Research and development expenses decreased $564,000, or 39.1%, from $1.4 million in the quarter ended April 30, 2002 to $877,000 in the quarter ended April 30, 2003. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other personnel attrition since fiscal 2002. Staffing expenses in research and development decreased $448,000, or 47.1%, from the quarter ended April 30, 2002 to the quarter ended April 30, 2003. As the number of print device connectivity projects decreased during the second half of fiscal 2002, it was necessary to eliminate research and development staff personnel who had been added to accommodate the workload of these projects. We believe we have maintained sufficient research and development staff to meet the current level of connectivity projects and to continue to add value to our products.

     Sales and Marketing. Sales and marketing expenses for the quarter ended April 30, 2003 were $2.0 million, a decrease of $303,000, or 13.0%, from $2.3 million in the same quarter of the prior year. The decrease was primarily due to a decrease in personnel-related expenses, including travel, of $205,000 as a result of the workforce reductions and other attrition since fiscal 2002.

     General and Administrative. General and administrative expenses in the quarter ended April 30, 2003 were $443,000 as compared to $693,000 in the same quarter of the prior year. The decrease of $249,000, or 36.0%, was primarily due to decreases in personnel-related expenses as a result of the workforce reductions and other attrition during fiscal 2002 and fiscal 2003.

     Interest Income. Interest income decreased $33,000, or 71.1%, to $13,000 in the quarter ended April 30, 2003 from $46,000 in the same quarter of the prior year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, as well as lower market interest rates compared to the same quarter of the prior year.

     Income Taxes. We did not record income taxes in the quarters ended April 30, 2003 and April 30, 2002 as a result of our net losses. We have established a valuation allowance against our previously recorded tax benefits, due to uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in recent years.

     Net Loss and Net Loss per Share. We incurred a net loss of $1.0 million, or $0.08 per share, during the quarter ended April 30, 2003 as compared to a net loss of $3.3 million, or $0.27 per share, during the quarter ended April 30, 2002. As discussed above, no tax benefit was recognized during the quarters ended April 30, 2003 and April 30, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents were $5.1 million at April 30, 2003, down from $7.2 million at January 31, 2003. Included in these amounts were long-term restricted cash of $502,000 at April 30, 2003 and $612,000 at January 31, 2003.

     Net cash used in operating activities was $1.8 million in the quarter ended April 30, 2003, as compared to $3.4 million in the quarter ended April 30, 2002. Cash used in operating activities during the quarter ended April 30, 2003 was primarily due to our net loss for the period, as well as an increase in receivables and decreases in accounts payable and other liabilities. Net cash used in investing activities, which consisted of purchases of property and equipment, was $49,000 for the three months ended April 30, 2003 and $134,000 for the three months ended April 30, 2002. In addition, we received equipment with a value totaling $15,000 during the three months ended April 30, 2003 and $266,000 during the three months ended April 30, 2002 as payment of engineering fees. Thus, net total additions to property and equipment were $64,000 for the quarter ended April 30, 2003 and $400,000 for the quarter ended April 30, 2002. Net cash used in financing activities was $220,000 for the three months ended April 30, 2003, which was used to pay off our borrowings on the line of credit. Cash provided by financing activities was $74,000 in the three months ended April 30, 2002, consisting of proceeds from the sale of stock through stock option exercises.

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow based on a percentage of our accounts receivable. There were no borrowings under this line of credit at April 30, 2003. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of April 30, 2003, we were in compliance with our covenants associated with the line of credit. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line.

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

     Inflation had no material impact on our operations during the quarter ended April 30, 2003.

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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF, Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs, as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. Since the company does not have any material guarantees at April 30, 2003, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses consolidation by business enterprises of variable interest entities, which are entities that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. The provisions of FIN 46 is effective for the first interim or annual reporting period beginning after June 15, 2003 for existing variable interest entities created after January 31, 2003. We do not currently hold any interest in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of April 30, 2003, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

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

As of April 30, 2003 we had used $20.3 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $5.1 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

T/R Systems filed no reports on Form 8-K during the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T/R Systems, Inc.

June 12, 2003	/s/ Lyle W. Newkirk Lyle W. Newkirk Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Michael E. Kohlsdorf, Chief Executive Officer of T/R Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ Michael E. Kohlsdorf Michael E. Kohlsdorf Chief Executive Officer

I, Lyle W. Newkirk, Chief Financial Officer of T/R Systems, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of T/R Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	/s/ Lyle W. Newkirk Lyle W. Newkirk Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002