Form 10-Q
period 2003-07-31
T/R SYSTEMS INC
filed 2003-09-12
CIK 1095594

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-29045.

T/R SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-1958870

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Oakbrook Drive
Norcross, Georgia,

(Address of principal executive offices)

30093

(Zip Code)

(770) 448-9008

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2003, 12,479,415 shares of common stock of the registrant were outstanding.

Item 1. Consolidated Financial Statements

T/R SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 31,	January 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$4,417	$6,542
Restricted cash	447	612
Receivables, net	1,856	1,919
Inventories, net	2,106	2,180
Prepaid expenses and other	426	305

Total current assets	9,252	11,558
Property and equipment, net	2,775	3,737

	$12,027	$15,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$220
Accounts payable	1,409	1,492
Deferred revenue	718	673
Accrued salaries and wages	686	932
Other liabilities	1,703	2,649

Total current liabilities	4,516	5,966
Preferred stock, $0.01 par value, 12,000,000 shares authorized; 880,000 shares designated as Series A Junior Participating Preferred Stock, none issued or outstanding	—	—
Common stock, $0.01 par value, 88,000,000 shares authorized; 12,479,415 and 12,469,415 shares issued and outstanding, respectively	124	124
Additional paid-in capital	43,669	43,664
Accumulated deficit	(36,282)	(34,459)

Total shareholders’ equity	7,511	9,329

	$12,027	$15,295

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenue	$4,023	$3,921	$7,828	$7,183
Operating Expenses:
Cost of imaging systems	1,546	3,326	3,047	5,424
Research and development	873	1,883	1,750	3,324
Sales and marketing	1,929	3,662	3,965	6,001
General and administrative	466	1,964	909	2,657

Total operating expenses	4,814	10,835	9,671	17,406

Operating loss	(791)	(6,914)	(1,843)	(10,223)
Interest income	7	42	20	88

Loss before income taxes	(784)	(6,872)	(1,823)	(10,135)
Income taxes	—	—	—	—

Net loss	$(784)	$(6,872)	$(1,823)	$(10,135)

Net loss per common share — Basic & Diluted	$(0.06)	$(0.55)	$(0.14)	$(0.82)

See notes to consolidated financial statements

T/R SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six
	Months Ended
	July 31,

	2003	2002

Operating Activities:
Net loss	$(1,823)	$(10,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	802	2,465
Loss on sale of fixed assets	5	207
Changes in assets and liabilities:
(Increase) decrease in receivables	(69)	814
Decrease in inventories	74	1,427
Increase in prepaid expenses and other	(121)	(7)
Decrease in accounts payable	(83)	(823)
Increase in deferred revenue	45	142
(Decrease) increase in accrued salaries and wages	(246)	166
(Decrease) increase in other liabilities	(646)	1,263

Net cash used in operating activities	(2,062)	(4,481)
Investing Activities:
Proceeds from the sale of assets	8	56
Purchases of property and equipment	(21)	(159)

Net cash used in operating activities	(13)	(103)
Financing Activities:
Repayment of line of credit	(220)	—
Decrease in restricted cash	165	—
Proceeds from the sale of common stock	5	131

Net cash (used in) provided by investing activities	(50)	131
Net decrease in cash and cash equivalents	(2,125)	(4,453)
Cash and Cash Equivalents:
Beginning of period	6,542	13,026

End of period	$4,417	$8,573

Supplemental cash flow information:
Cash paid for income taxes	$—	$7

Cash paid for interest	$1	$1
Noncash investing activities:

Equipment received for payment of engineering fees	$132	$930

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

     The preparation of these unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2003 and the reported amounts of revenue and expenses during the quarter then ended. Our actual results could differ from these estimates. Additionally, our results for the quarter ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of T/R Systems, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     Stock-Based Compensation — We account for compensation cost related to employee stock options based on the guidance in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees. In fiscal 1997, we adopted the disclosure requirements of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. This statement established a fair-value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. The adoption of the recognition provisions related to employee arrangements under SFAS No. 123 is optional; however, the pro forma effects on operations had these recognition provisions been elected are required to be disclosed in financial statements. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	For the Three		For the Six
	Months Ended		Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Net loss, as reported	$(784)	$(6,872)	$(1,823)	$(10,135)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(412)	(598)	(814)	(1,196)

Pro forma net loss	$(1,196)	$(7,470)	$(2,637)	$(11,331)

Loss per share Basic – as reported	$(0.06)	$(0.55)	$(0.14)	$(0.82)

Basic – pro forma	(0.10)	(0.60)	(0.31)	(0.91)

Diluted – as reported	$(0.06)	$(0.55)	$(0.14)	$(0.82)

Diluted – pro forma	(0.10)	(0.60)	(0.31)	(0.91)

     We have estimated the fair value of options at the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Expected life (years)	5.5	5.5	5.5	5.5
Interest rate	2.8%	2.8%	2.8%	2.8%
Volatility	118.5%	114.3%	111.3%	119.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

2.     New Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs, as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. Since the company did not have any material guarantees at July 31, 2003, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

3.     Balance Sheet Detail

	July 31,	January 31,
	2003	2003

	(In thousands)
Receivables:
Accounts receivable	$1,963	$2,087
Less allowance for doubtful accounts	107	168

	$1,856	$1,919

Inventories:
Components and supplies	$1,649	$1,901
Finished goods	649	607

	2,298	2,508
Less reserve for potential losses	192	328

	$2,106	$2,180

4.     Special Charges

     During fiscal 2003, we implemented a restructuring plan designed to reduce operating costs and preserve cash. The restructuring plan resulted in our recording certain charges totaling $4.9 million during fiscal 2003. The following table summarizes restructuring charges through July 31, 2003 and activities related to accrued restructuring charges (in thousands):

		Additions to
		Reserve;
	Balance	Charged to	Cash		Balance
	1/31/03	Expenses	Payments	Other (1)	07/31/03

Property and equipment disposal	$92	$—	$—	$(92)	$—
Facility consolidation	1,234	—	(190)	(300)	744
Inventory reserve adjustment	396	—	—	(136)	260
Provision for doubtful accounts	9	—	—	(9)	—
Severance and related charges	219	—	(212)	(7)	—
Other	63	—	—	(55)	8

Total	$2,013	$—	$(402)	$(599)	$1,012

(1)	Amounts relate principally to the write off of property and equipment and to the disposal of inventory.

5.     Segment Information

     We operate in one reportable segment, the output management market, and assess performance based on operating income. Revenue is summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Imaging systems	$3,672	$3,671	$7,145	$6,419
Services	351	250	683	764

Total	$4,023	$3,921	$7,828	$7,183

     Imaging systems include software and hardware products for managing a document from creation to its final destination. Services include revenue from engineering services, customer service plans and other customer services, such as training and product-related consulting.

     Revenue by geographic area is summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

United States	$3,608	$3,202	$6,948	$5,780
Asia	8	120	54	244
Europe	248	108	490	385
Canada	159	485	336	760
Other foreign countries	—	6	—	14

Total	$4,023	$3,921	$7,828	$7,183

     Revenue by geographic area is based on where we ship our products. Substantially all of our long-lived assets are located in the United States.

6.     Net Loss Per Common Share

The following table summarizes the computation of basic and diluted net loss per common share (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Numerator:
Net loss	$(784)	$(6,872)	$(1,823)	$(10,135)
Denominator:
Weighted average shares outstanding — Basic & Diluted	12,470	12,400	12,469	12,352

Net loss per common share — Basic & Diluted	$(0.06)	$(0.55)	$(0.14)	$(0.82)

7.     Line of Credit

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow based on a percentage of our accounts receivable. There were no borrowings under this line of credit at July 31, 2003. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of June 30, 2003, and August 31, 2003, we were not in compliance with certain covenants associated with the line of credit. However, we subsequently received a waiver from the bank of the non-compliance.

8.     Subsequent Event

     On September 3, 2003, T/R Systems and Electronics for Imaging, Inc., or EFI, jointly announced the signing of a merger agreement, pursuant to which EFI will acquire T/R Systems. The merger agreement provides that our shareholders will receive, in exchange for their shares of common stock at the closing of the transaction, approximately $21 million in cash, or $1.57 per share, subject to certain adjustments. The merger agreement must be approved by our shareholders and is subject to certain other customary conditions. The transaction is expected to close in the fourth calendar quarter of 2003. However, there can be no assurance that the transaction will be completed when expected, or at all.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto contained in T/R Systems’ annual report on Form 10-K for the fiscal year ended January 31, 2003. Results for the quarter ended July 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2004. This discussion contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by the use of words such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these terms or other comparable terminology. Our actual results could be materially different from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in Item I and elsewhere in our annual report on Form 10-K.

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

     At January 31, 2003, we had approximately $29.8 million in federal income tax net operating loss carry forwards available to offset future income taxes payable which, if not utilized, expire beginning in 2016 through 2023. The utilization of these net operating loss carry forwards depends primarily on our achievement of taxable income in future years.

Results of Operations

     The following table presents our operating data as a percentage of revenue:

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,

	2003	2002	2003	2002

Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of imaging systems	38.4	84.8	38.9	75.5
Research and development	21.7	48.0	22.4	46.3
Sales and marketing	47.9	93.4	50.7	83.5
General and administrative	11.6	50.1	11.6	37.0

Total operating expenses	119.6	276.3	123.6	242.3

Operating loss	(19.6)	(176.3)	(23.6)	(142.3)
Interest income	0.1	1.1	0.3	1.2

Loss before income taxes	(19.5)	(175.2)	(23.3)	(141.1)
Income taxes	—	—	—	—

Net loss	(19.5)%	(175.2)%	(23.3)%	(141.1)%

Comparison of the Three Months Ended July 31, 2003 and 2002

     Revenue. Revenue was $4.0 million in the quarter ended July 31, 2003, as compared to $3.9 million in the same quarter of the prior year. The increase of $102,000, or 2.6%, was due to an increase in service revenue. Service revenue increased $101,000, or 40.4%, from $250,000 in the quarter ended July 31, 2002 to $351,000 in the quarter ended July 31, 2003, primarily due to an increase in engineering service fees. The increase in engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress®, was due to an increase in the number of connectivity projects between the two quarters. During the quarter ended July 31, 2002, we derived $50,000 from connectivity projects for both new and existing OEM resellers, most of which were completed during fiscal 2003. We derived $124,000 from connectivity projects during the quarter ended July 31, 2003.

     Imaging systems revenue in the quarter ended July 31, 2003 was relatively unchanged compared to the quarter ended July 31, 2002. Imaging systems revenue through our OEM reseller channels increased $350,000, or 14.6%, from $2.4 million in the quarter ended July 31, 2002 to $2.8 million in the quarter ended July 31, 2003, while imaging systems revenue through independent resellers decreased $700,000. During the quarter ended July 31, 2002, we derived approximately $350,000 in imaging systems revenue from sales to an independent broker relating to liquidating old inventory. This was offset by a $300,000 increase in Digital Storefront revenue in the quarter ended July 31, 2003 compared to the same period last year.

     Revenue derived from shipments to customers outside the United States was $415,000, or 10.3% of revenue, in the quarter ended July 31, 2003, as compared to $719,000, or 18.3% of revenue, in the quarter ended July 31, 2002.

     Operating Expenses. Operating expenses decreased $6.0 million, or 55.6%, from $10.8 million in the quarter ended July 31, 2002 to $4.8 million in the quarter ended July 31, 2003. Operating expenses as a percentage of revenue decreased to 119.6% from 276.3% primarily due to ongoing cost reduction activities including the restructuring plan implemented in fiscal 2003. We have reduced our number of employees by 24 people, or 23.3%, from July 31, 2002 to July 31, 2003. During the quarter ended July 31, 2002, we recorded $3.7 million in restructuring charges. The charges were mainly due to a consolidation of facilities in Norcross, Georgia and in Europe, the disposal or expected disposal of print engines, copiers, and other equipment due in part to the facilities consolidation, the write-down of inventory and accounts receivable, and severance for terminated employees. The facility consolidation in Norcross is the result of excess space at our operations and training center. In addition, as our sales channels have changed, we are able to operate with less inventory than in the past and have less need for warehouse space. Excluding these charges, operating expenses decreased $2.3 million in the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002.

     Cost of Imaging Systems. Cost of imaging systems was $1.5 million, or 42.1% of imaging systems revenue, in the quarter ended July 31, 2003, as compared to $3.3 million, or 90.6% of imaging systems revenue, in the same quarter of the prior year. Excluding restructuring charges of $778,000 recorded in the quarter ended July 31,2002, cost of imaging systems decreased $1.0 million from the quarter ended July 31, 2002 to the quarter ended July 31, 2003. The decrease in cost of imaging systems as a percent of imaging systems revenue in the quarter ended July 31, 2003 over the quarter ended July 31, 2002 was primarily due to the transition to an OEM based revenue stream in which the products sold contain a lower amount of hardware, thus lowering the cost of the product. Also contributing to this decrease was the sale of obsolete inventory, primarily print devices, at or near its cost basis, during the quarter ended July 31, 2002. These sales were necessary to liquidate inventory that would not have been sold otherwise.

     Research and Development. Research and development expenses decreased $1.0 million, or 53.6%, from $1.9 million in the quarter ended July 31, 2002 to $873,000 in the quarter ended July 31, 2003. Excluding a special charge recorded in July 2002 of $564,000, research and development expenses decreased $466,000 in the quarter ended July 31, 2003 compared to the same three-month period last year. This decrease was primarily due to a decrease in personnel-related expenses as a result of workforce reductions and other personnel attrition since fiscal 2002.

     Sales and Marketing. Sales and marketing expenses for the quarter ended July 31, 2003 were $1.9 million, a decrease of $1.7 million, or 47.3%, from $3.7 million in the same quarter of the prior year. Excluding restructuring charges of $1,074,000 in the quarter ended July 31, 2002, sales and marketing expenses decreased $659,000 compared to the same period ended July 31, 2002. The decrease was primarily due to a decrease in personnel-related expenses, including travel, as a result of the workforce reductions and other attrition since the second quarter of fiscal 2003.

     General and Administrative. General and administrative expenses in the quarter ended July 31, 2003 were $446,000 as compared to $2.0 million in the same quarter of the prior year. Excluding restructuring charges and provisions for doubtful accounts of $1,250,000 recorded in July 2002, general and administrative expenses decreased $248,000 compared to the same period ended July 31, 2002. The decrease was primarily due to reductions in personnel-related expenses as a result of the workforce reductions and other attrition during fiscal 2003.

     Interest Income. Interest income decreased $35,000, or 83.3%, to $7,000 in the quarter ended July 31, 2003 from $42,000 in the same quarter of the prior year. The decrease was due to a decrease in the cash available for short-term investment during the quarter, as we used cash to fund our operations and capital expenditures, as well as lower market interest rates compared to the same quarter of the prior year.

     Income Taxes. We did not record income taxes in the quarters ended July 31, 2003 and July 31, 2002 as a result of our net losses and due to the uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in recent years.

     Net Loss and Net Loss per Share. We incurred a net loss of $784,000, or $0.06 per share, during the quarter ended July 31, 2003 as compared to a net loss of $6.9 million, or $0.55 per share, during the quarter ended July 31, 2002. As discussed above, no tax benefit was recognized during the quarters ended July 31, 2003 and July 31, 2002.

Comparison of the Six Months Ended July 31, 2003 and 2002

     Revenue. Revenue was $7.8 million in the six months ended July 31, 2003, as compared to $7.2 million in the same period last year. The increase in revenue of $645,000, or 9.0%, resulted primarily from an increase of $726,000 in sales of imaging systems and related products, partially offset by a decrease of $81,000 in service revenue. Imaging systems sales through our OEM reseller channels increased $1.6 million, or 39.3%, from the six months ended July 31, 2002 to the six months ended July 31, 2003. During this same period, revenue from independent reseller channels decreased $1.3 million. The decrease in sales through independent resellers was due in part to our continued shift in our sales strategy away from the independent reseller channel toward our OEM reseller channels.

     Service revenue decreased $81,000, or 10.6%, from $764,000 in the six months ended July 31, 2002 to $683,000 in the six months ended July 31, 2003, reflecting fewer non-recurring engineering connectivity projects underway compared to the same period last year. This was partially offset by an increase in other service fees. Engineering service fees, which are primarily derived from the development of new technology for the connection of additional print devices to the MicroPress®, decreased as the number of connectivity projects between the two periods decreased. During the six months ended July 31, 2002, we derived $400,000 from connectivity projects for both new and existing OEM resellers, most of which were completed during fiscal 2003. We derived $266,000 from connectivity projects during the six months ended July 31, 2003.

     We derived $880,000, or 11.2% of our revenue from shipments to customers outside the United States in the six months ended July 31, 2003, as compared to $1.4 million, or 19.5%, in the six months ended July 31, 2002. The decrease was primarily due to a decrease in engineering service fees from Asian customers.

     Operating Expenses. Operating expenses decreased $7.7 million, or 44.4%, from $17.4 million for the six months ended July 31, 2002 to $9.7 million for the six months ended July 31, 2003. Operating expenses as a percentage of revenue decreased to 123.6% from 242.3% primarily due to the $3.7 million in restructuring charges previously described, in the six months ended July 31, 2002, as well as the increase in revenue between the two six month periods. Excluding these charges, operating expenses decreased $4.1 million in the six months ended July 31, 2003 as compared to the six months ended July 31, 2002.

     Cost of Imaging Systems. Cost of imaging systems for the six months ended July 31, 2003 was $3.0 million, or 42.6% of imaging systems revenue, as compared to $5.4 million, or 84.5% of imaging systems revenue in the six months ended July 31, 2002. Excluding non-cash charges of $778,000 recorded in the six months ended July 31, 2002, cost of imaging systems decreased $1.6 million in the six months ended July 31, 2003 as compared to the six months ended July 31, 2002, for the reasons described above.

     Research and Development. Research and development expenses decreased $1.6 million, or 47.4%, to $1.8 million in the six months ended July 31, 2003, as compared to $3.3 million in the six months ended July 31, 2002. Excluding restructuring charges recorded in July 2002 of $564,000, research and development expenses decreased $1.0 million compared to the same six-month period last year. This decrease was primarily due to a reduction in personnel-related expenses as a result of workforce reductions and other attrition since July 31, 2003.

     Sales and Marketing. Sales and marketing expenses decreased by $2.0 million, or 33.9%, from $6.0 million for the six months ended July 31, 2002 to $4.0 million for the six months ended July 31, 2003. Excluding restructuring charges of $1,074,000 in the six months ended July 31, 2002, sales and marketing expenses decreased $1.0 million compared to the same period ended July 31, 2002. This decrease was primarily due to a decrease in personnel-related and travel-related expenses as a result of the workforce reductions made since July 31, 2003.

     General and Administrative. Our general and administrative expenses decreased by $1.7 million, or 65.8%, from $2.7 million in the six months ended July 31, 2002 to $909,000 in the six months ended July 31, 2003. Excluding restructuring charges and provisions for doubtful accounts of $1,250,000 recorded in July 2002, general and administrative expenses were $498,000 lower than the six months ended July 31, 2002. This decrease is a result of reduction in personnel and travel expenses as a result of the workforce reduction made since July 31, 2002 and a decrease in professional fees.

     Interest Income. Interest income decreased $68,000 to $20,000 for the six months ended July 31, 2003 from $88,000 for the six months ended July 31, 2002. The decrease was due to a decrease in the cash available for short-term investment during the period, as we used cash to fund our operations and capital expenditures, and a decrease in interest rates compared to the same period in the prior year.

     Income Taxes. We did not record income taxes in the six months ended July 31, 2003 and July 31, 2002 as a result of our net losses and due to the uncertainty over our ability to realize the tax benefits primarily as a result of our significant losses in recent years.

     Net Loss and Net Loss per Share. We recorded a net loss of $1.8 million, or $0.14 per share, during the six months ended July 31, 2003 as compared to a net loss of $10.1 million, or $0.82 per share, during the six months ended July 31, 2002. As discussed above, no tax benefit was recognized during the six months ended July 31, 2003 and July 31, 2002.

     Liquidity and Capital Resources

     Cash and cash equivalents were $4.9 million at July 31, 2003, down from $7.2 million at January 31, 2003. Included in these amounts were restricted cash of $447,000 at July 31, 2003 and $612,000 at January 31, 2003.

     Net cash used in operating activities was $2.1 million in the six months ended July 31, 2003, as compared to $4.5 million in the six months ended July 31, 2002. Cash used in operating activities during the six months ended July 31, 2003 was primarily due to our net loss for the period. Net cash used in investing activities, which consisted of purchases of property and equipment, was $13,000 for the six months ended July 31, 2003 and $103,000 for the six months ended July 31, 2002. Additionally, we received equipment with a value totaling $132,000 during the six months ended July 31, 2003 and $930,000 during the six months ended July 31, 2002 as payment of engineering fees. Thus, net total additions to property and equipment were $145,000 for the six months ended July 31, 2003 and $1.0 million for the six months ended July 31, 2002. Net cash used in financing activities was $50,000 for the six months ended July 31, 2003 as compared to net cash provided by financing activities of $74,000 in the six months ended July 31, 2002. The net cash used in activities in the six months ended July 31, 2003 represented proceeds to pay off our borrowings on the line of credit, a decrease in restricted cash and proceeds from the sale of stock through our employee stock purchase plan. Cash provided by financing activities in the six months ended July 31, 2002 consisted of proceeds from the sale of stock through stock option exercises and purchases under the employee stock purchase plan.

     We have a $2.0 million secured revolving line of credit from a bank, which expires on December 31, 2003. Under the terms of the line of credit, we are allowed to borrow based on a percentage of our accounts receivable. There were no borrowings under this line of credit at July 31, 2003. All borrowings under the line of credit bear interest at prime plus 0.50% and are secured by our assets. The line of credit requires that we comply with various covenants, including a restriction on paying dividends, and financial ratio tests. As of June 30, 2003 and August 31, 2003, we were not in compliance with certain covenants associated with the line of credit. However, we subsequently received a waiver from the bank of the non-compliance. The agreement also provides for up to $500,000 in letters of credit. Any letters of credit issued reduce the amount available for borrowing under the line.

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

     Inflation had no material impact on our operations during the six months ended July 31, 2003.

Recent Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting for reorganization and similar costs and supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost should be recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognition of any future reorganization costs, as well as the amount recognized. The provisions of SFAS No. 146 are effective for reorganization activities initiated after December 31, 2002. We adopted this statement on January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 30, 2002 and the disclosure requirements are effective after December 15, 2002. Since the company did not have any material guarantees at July 31, 2003, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We believe our exposure to market rate fluctuations on our cash equivalents are minor due to the short-term maturities of those investments, which are typically 90 days or less. We have market risk relating to borrowings under our credit facility because the interest rates under the facility are variable. However, as of July 31, 2003, we had no borrowings outstanding under our revolving credit facility. To date, we have not entered into any derivative instruments to manage interest rate exposure.

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

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of T/R Systems’ management, including the company’s chief executive officer along with the company’s chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s chief executive officer along with the company’s chief financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings as of July 31, 2003. There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect T/R Systems’ internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	Inapplicable.

(b)	Inapplicable.

(c)	Inapplicable.

(d)	In connection with our initial public offering, the Securities and Exchange Commission declared our registration statement on Form S-1 (file no. 333-88439) effective on January 25, 2000.

As of July 31, 2003 we had used $20.5 million of the net proceeds from our initial public offering to fund our working capital and capital expenditure needs. None of these payments were made to any of our directors, officers or their associates, holders of 10% or more of our equity securities or any other affiliate of T/R Systems. We have invested the remaining $4.9 million of the net offering proceeds in government securities, money market mutual funds and certificates of deposit, all with original maturities of 90 days or less, as well as interest-bearing checking accounts.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 22, 2003, we held our annual meeting of shareholders. Set forth below is information regarding the matters submitted for a vote of shareholders at the annual meeting, as well as the number of votes cast for or withheld from each nominee.

I.	Proposal to elect three directors as class I directors to serve a three-year term expiring at the annual meeting of the shareholders in 2006:

Name	Votes For	Votes Withheld

Joseph R. Chinnici	11,289,058	53,059
Kevin J. McGarity	11,289,058	53,059
Charles H. Phipps	11,186,128	155,989

     The following are the names and terms of office of the directors whose terms continued after the Meeting: Phillip T. Gianos and E. Neal Tompkins are class II directors whose term will expire at the annual meeting of the shareholders in 2004, and C. Harold Gaffin, Michael E. Kohlsdorf and Barbara A. Pellow are class III directors whose term will expire at the annual meeting of the shareholders in 2005.

Item 5. Other Information

     On September 3, 2003, T/R Systems and Electronics for Imaging, Inc., or EFI, jointly announced the signing of a merger agreement, pursuant to which EFI will acquire T/R Systems. It is expected that our shareholders will receive, in exchange for their shares common stock at the closing of the transaction, approximately $21 million in cash, or $1.57 per share, subject to certain adjustments. The merger agreement must be approved by our shareholders and is subject to certain other customary conditions. The transaction is expected to close in the fourth calendar quarter of 2003. However, there can be no assurance that the transaction will be completed when expected, or at all.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Description of Exhibit

4.5	Amendment No. 1 to Rights Agreement, dated as of September 2, 2003, by and between T/R Systems, Inc. and Equiserve Trust Company, N.A. as rights agent.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated and filed on May 27, 2003, furnishing, under Item 9, a press release that announced certain financial and operating results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T/R Systems, Inc.

September 10, 2003	/s/ Lyle W. Newkirk Lyle W. Newkirk Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.5	Amendment No. 1 to Rights Agreement, dated as of September 2, 2003, by and between T/R Systems, Inc. and Equiserve Trust Company, N.A. as rights agent.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.